Form 10-Q
period 1996-03-31
MFS COMMUNICATIONS CO INC
filed 1996-05-10
CIK 898623

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


(Mark One)

 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended March 31, 1996

                                  or

 [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period --------  to --------


                    Commission file number 0-21594


                   MFS COMMUNICATIONS COMPANY, INC.
         (Exact name of registrant as specified in its charter)


       Delaware                                         47-0714388
(State of Incorporation)                  (I.R.S. Employer Identification No.)

3555 Farnam Street, Suite 200, Omaha, Nebraska            68131
   (Address of principal executive offices)            (Zip Code)


                              402-977-5300
                     (Registrant's telephone number,
                           including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X        No
                                                   ---------        ---------

     The number of shares outstanding of each class of the issuer's common stock, as of April 17, 1996:

           Common Stock ($.01 par value)........... 125,743,708 shares

             MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES


                      Part I - Financial Information
                     --------------------------------

                                                                     Page
Item 1.  Financial Statements

        Consolidated Statements of Operations.....................     1
        Consolidated Balance Sheets...............................     2
        Consolidated Statement of Changes in Stockholders' Equity.     4
        Consolidated Statements of Cash Flows.....................     5
        Notes to Consolidated Financial Statements................     7

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations............    12


                      Part II - Other Information
                      ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders......     22

Item 6. Exhibits and Reports on Form 8-K.........................     22

Signature........................................................     23

            MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Operations
                              (unaudited)

                                                       Three months ended
(dollars in thousand,                                       March 31,
except per share data)                                 1996          1995
- - ------------------------------------------------------------------------------
Revenue                                              $186,316      $118,340

Costs and expenses:
Operating expenses                                    174,173       119,882
Depreciation and amortization                          44,609        29,073
General and administrative expenses                    34,892        25,941
                                                      -------       -------
                                                      253,674       174,896
                                                      -------       -------

Loss from operations                                  (67,358)      (56,556)

Other income (expense):
 Interest income                                        5,644         3,292
 Interest expense                                     (23,626)       (9,628)
 Other                                                   (784)         (916)
                                                      -------       -------
 Total other income (expense)                         (18,766)       (7,252)
                                                      -------       -------
Loss before income taxes                              (86,124)      (63,808)
Income tax expense                                       (100)         (100)
                                                      -------       -------
Net loss                                              (86,224)      (63,908)
Dividends on preferred stock                           (7,072)         -
                                                      -------       -------
Net loss applicable to common
 stockholders                                        $(93,296)     $(63,908)
                                                      =======       =======
Net loss per share applicable to
 common stockholders                                 $  (0.75)     $  (0.50)
                                                      =======       =======

- - -----------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets
             (dollars in thousands, except per share data)

                                              March 31,           December 31,
                                                1996                 1995
                                              --------             ---------
                                            (unaudited)
    ASSETS
    ------
Current assets:
 Cash and cash equivalents...............    $  92,588            $  51,182
 Marketable securities...................      368,266               85,715
 Accounts receivable.....................      155,702              140,302
 Costs and earnings in excess of billings on
  uncompleted contracts..................       48,837               45,142
 Other current assets....................       56,321               51,703
                                              --------             --------
   Total current assets..................      721,714              374,044

Networks and equipment, at cost              1,466,254            1,315,952
 Less accumulated depreciation
  and amortization.......................     (245,321)            (213,548)
                                              --------             --------
   Networks and equipment, net...........    1,220,933            1,102,404

Goodwill, net............................      279,970              281,848
Other assets, net........................      124,594              108,838
                                             ---------             --------
   Total assets..........................   $2,347,211           $1,867,134
                                             =========             ========

              MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets
             (dollars in thousands, except per share data)

                                                 March 31,      December 31,
                                                   1996            1995
                                                 --------        ---------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
 Current portion of notes payable
  and long-term debt........................    $  1,819       $   1,995
 Current portion of capital lease obligations      2,079           1,922
 Accounts payable...........................     168,235         172,407
 Accrued costs and billings in excess of
  revenue on uncompleted contracts..........      30,808          28,686
 Accrued compensation.......................       8,505           6,119
 Other current liabilities..................      56,210          63,328
                                                  ------          ------
   Total current liabilities................     267,656         274,457

Notes payable and long-term debt,
 less current portion.......................   1,255,256         692,059
Capital lease obligations, less current portion   31,098          31,412
Other liabilities...........................      27,328          27,902
Minority interest...........................      11,291          10,972

Commitments and contingencies (Note 7)

Stockholders' equity:
 Preferred stock, $.01 par value.  Authorized
  25,000,000 shares:
   Series A, 8% cumulative convertible;
    issued 95,000 in 1996 and 1995,
    variable liquidation preference.........           1              1
   Series B, 7 3/4% cumulative convertible;
    issued 15,000,000 in 1996 and 1995,
    liquidation preference $1.00 per share
    plus unpaid dividends...................         150            150
   Common stock, $.01 par value.  Authorized
    400,000,000 shares; issued 125,619,662 in
    1996 and 130,260,228 in 1995 (Note 3)...       1,255            651
   Additional paid-in capital...............   1,482,442      1,512,394
   Deferred charge..........................        (434)        (1,017)
   Foreign currency adjustment..............        (875)            45
   Unrealized investment gain (loss)........        (647)           204
   Accumulated deficit......................    (727,310)      (555,221)
                                                --------       --------
                                                 754,582        957,207
   Treasury stock, 5,800,000 shares, at cost        -          (126,875)
                                                --------       --------
    Total stockholders' equity..............     754,582        830,332
                                                --------       --------
    Total liabilities and stockholders'equity $2,347,211     $1,867,134
                                                ========       ========

- - ------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

             MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

        Consolidated Statement of Changes in Stockholders' Equity

                For the Three Months Ended March 31, 1996
                              (unaudited)

                               Series A           Series B                   Additional                      Foreign
                               Preferred         Preferred        Common       Paid-in        Deferred       Currency
(dollars in thousands)          Stock              Stock           Stock       Capital         Charge       Adjustment
- - ----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996      $   1            $  150          $  651       $1,512,394     $ (1,017)      $    45
Stock dividend on Series A
 Preferred Stock                   -                 -                1            7,071          -             -
Stock options exercised            -                 -                4            7,138          -             -
Amortization of deferred
 charge                            -                 -              -              -              583           -
Foreign currency adjustment        -                 -              -              -              -            (920)
Change in unrealized
 investment gain (loss)            -                 -              -              -              -              -
Retirement of treasury stock       -                 -              (29)         (48,053)         -              -
Stock compensation plan
 additions                         -                 -              -              4,520          -              -
Two-for-one stock split            -                 -              628             (628)         -              -
Net loss                           -                 -              -              -              -              -
                                 ------          -------         -------      ----------      --------      --------
Balance at March 31, 1996       $   1            $  150         $ 1,255       $1,482,442     $   (434)      $  (875)
                                 ======          =======         =======      ==========      ========      ========

                                   Unrealized
                                   Investment        Accumulated        Treasury
                                  Gain (Loss)         Deficit             Stock         Total
- - ----------------------------------------------------------------------------------------------------
Balance at January 1, 1996          $  204          $ (555,221)        $ (126,875)    $830,332
Stock dividend on Series A
 Preferred Stock                       -                (7,072)             -             -
Stock options exercised                -                 -                  -            7,142
Amortization of deferred charge        -                 -                  -              583
Foreign currency adjustment            -                 -                  -             (920)
Change in unrealized
 investment gain (loss)              (851)               -                  -             (851)
Retirement of treasury stock           -               (78,793)           126,875         -
Stock compensation plan additions      -                 -                  -            4,520
Two-for-one stock split                -                 -                  -              -
Net loss                               -               (86,224)             -          (86,224)
                                   --------          ----------         ----------   ----------
Balance at March 31, 1996          $ (647)          $ (727,310)        $    -         $754,582
                                   ========          ==========         ==========   ==========

- - ----------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

              MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                (unaudited)

                                                         Three months ended
                                                              March 31,
(dollars in thousands)                                  1996            1995
- - ---------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                            $(86,224)       $(63,908)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                        44,609          29,073
  Non cash interest expense                            21,145           9,123
  Non cash compensation expense                         3,341             -
  Loss on sale of securities                             -                749
  Changes in assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable and other current assets      (28,174)         (6,548)
    Other liabilities                                  (7,114)         10,256
                                                      -------        --------
   Net cash used in operating activities              (52,417)        (21,255)
                                                     --------        --------

Cash flows from investing activities:
 Purchases of networks and equipment                 (148,440)       (102,212)
 Proceeds from maturities and sales of
  marketable securities                               106,000         154,931
Purchases of marketable securities                   (386,602)           -
 Acquisitions of businesses, excluding cash
  acquired                                               -             (7,761)
 Additions to deferred costs and other                 (4,854)         (4,453)
                                                    ---------        --------
   Net cash provided by (used in)
    investing activities                             (433,896)         40,505
                                                   ----------        --------
Cash flows from financing activities:
 Proceeds from issuance of
  long term debt and notes payable                    619,713           4,575
 Payments of debt financing costs                     (18,672)           -
 Payments on long term debt                           (80,464)         (2,663)
 Proceeds from exercise of stock options                7,142           1,256
                                                   ----------        --------
   Net cash provided by financing activities          527,719           3,168
                                                   ----------        --------
Net change in cash and cash equivalents                41,406          22,418
Cash and cash equivalents at beginning of period       51,182          21,518
                                                   ----------        --------
Cash and cash equivalents at end of period          $  92,588       $  43,936
                                                   ==========       =========

- - --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)
Supplemental schedule of non cash financing and investing activities.

The Company recognized a common stock dividend valued at $7,072 on its preferred stock in the first quarter of 1996.

The Company capitalized non-cash interest expense of $3,609 and $3,800 in the three months ended March 31, 1996 and 1995 respectively, on network construction projects.

In the first quarter of 1995, the Company purchased the stock of companies that provide telecommunications services in Richmond, Virginia and Denver, Colorado for $5,369 in cash and the issuance of stock. In connection with the acquisitions, liabilities were assumed as follows:

Fair value of tangible assets acquired                             $6,365
Fair value of intangible assets acquired                            5,715
Cash paid for stock                                                (5,369)
Stock issued                                                       (5,912)
                                                                    -----
Liabilities assumed                                                $  799
                                                                   ======
- - -------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

              MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
               (dollars in thousands, except per share data)

1.  Basis of Presentation:

   The consolidated balance sheet of MFS Communications Company, Inc. and Subsidiaries (the "Company") at December 31, 1995 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented. Such adjustments consist only of normal recurring items. The Company's accounting policies and certain other disclosures are set forth in the notes to the annual consolidated financial statements.

   Where appropriate, items within the consolidated financial statements have been reclassified from the previous year to conform to current year presentation.

2.  Income Taxes:

    The income tax expense of $100 for the three months ended March 31, 1996 and 1995 resulted from estimated state and foreign tax liabilites.

3.  Capital Stock:

    In the first quarter of 1996, the Company retired the shares of common stock that were held in treasury. The value of the treasury shares reduced common stock, paid in capital and increased the accumulated deficit upon retirement.

    In addition, the Company's stockholders approved an amendment to the Company's restated certificate of incorporation to increase the number of authorized shares of common stock to 400,000,000.

    On April 1, 1996 the Board of Directors declared a two-for-one common stock split. The stock split was effected in the form of a stock dividend that was payable to stockholders of record on April 16, 1996. The voting and conversion features of the Company's Series A and Series B preferred stock were adjusted pursuant to their terms to maintain the proportionate rights of those preferred stocks. In this report, all per share amounts and numbers of shares have been restated to reflect the stock split. In addition, an amount equal to the $.01 par value of the shares outstanding at March 31, 1996 has been transferred from additional paid in capital to common stock.

4.  Loss Per Share:

    Loss per common share has been computed using the weighted average number of shares outstanding for each period. The number of shares used in computing loss per share, which have been adjusted due to the two-for-one stock split, was 125,017,000 for the three months ended March 31, 1996 and 128,729,000 for the three months ended March 31, 1995.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                (dollars in thousands, except per share data)

5.  Long Term Debt:

    (a)Loan Agreement:
    On January 2, 1996, the Company entered into a $20,000 loan agreement with an equipment manufacturer and a bank. The loans under the agreement, which include interest at a variable rate, will be used to purchase equipment supplied by the manufacturer. The loans must be repaid in semi-annual principal installments of $2,000 starting June 20, 1996, subject to certain adjustments, and are collateralized by the equipment purchased. The agreement contains certain covenants and restrictions similar to the Company's Credit Facilities. The Company may prepay any amounts under the agreement without premium or penalty at any time.

    (b)The 1996 Senior Discount Notes:
    The Company issued 8 7/8% Senior Discount Notes on January 18, 1996 (the "1996 Senior Discount Notes") and recorded the net proceeds, exclusive of transaction costs, of approximately $600,000 as long-term debt. The Company is accruing to the principal amount of the 1996 Senior Discount Notes of $924,000 through January 15, 2001. Cash interest will not accrue on the 1996 Senior Discount Notes prior to January 15, 2001, however, the Company may elect to commence the accrual of cash interest at any time prior to that date. Commencing July 15, 2001, cash interest will be payable semi-annually.

    The 1996 Senior Discount Notes mature on January 15, 2006. On or after January 15, 2001, the 1996 Senior Discount Notes will be redeemable at the option of the Company, in whole at any time or in part from time to time, at the following prices (expressed in percentages of the principal amount thereof at stated maturity) if redeemed during the twelve months beginning January 15 of the years indicated below, in each case together with interest accrued to the redemption date:

                        Year                           Percentage
                        2001.....................      103.32%
                        2002.....................      102.21%
                        2003.....................      101.11%
                        2004 and thereafter......      100.00%

    In addition, under certain conditions related to a change in control of the Company, the Company may be required to repurchase all or any part of the 1996 Senior Discount Notes as stipulated in the note agreement. The 1996 Senior Discount Notes are senior unsecured obligations of the Company, with a ranking equal to the 1994 Senior Discount Notes, and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade payables. The 1996 Senior Discount Notes contain certain covenants which, among other things, restrict the ability of the Company to incur debt, create liens, enter into sale and leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates, and sell assets or merge with or into another company.

           MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements
             (dollars in thousands, except per share data)

6.  Stock Compensation Programs:

    The Company has three stock based compensation programs at March 31, 1996. The programs are described as follows:

    (a)Stock Option Plans:
    The 1992 and 1993 Stock Plans authorize, among other things, the grant of options at not less than 100% of the fair market value at the date of the option grant. The Compensation Committee of the Board of Directors administers the stock plans. Options vest over a five-year period and are generally exercisable up to five years after the grant is completely vested. No options were granted under the 1992 and 1993 plans during the first quarter of 1996.

    (b)Shareworks:
    In 1995 the Company implemented an employee benefit plan which is comprised of a grant plan and a match plan jointly known as Shareworks. The grant plan enables the Company to grant shares of the Company's common stock to eligible employees based upon a percentage of the employee's eligible pay,
    up to 5%.   The original grant vests after three years with any additional grants vesting immediately once the initial three year period has been met. On December 29, 1995, the Company granted approximately 64,000 shares of stock under this part of the plan.

    The match plan allows eligible employees to defer between 1% and 10% of eligible pay to purchase common stock of the Company at the stock price on each pay period date. The Company matches the shares purchased by the employee on a one-for-one basis. The stock which is credited to each employee's account to match the employee's purchase during any calendar quarter, vests three years after the end of that quarter. The amount deferred by employees for purchases of stock from January 1, 1996 through March 31, 1996 was $1,179.

    (c)Shareworks Plus:
    In 1996 the Company implemented a new employee stock compensation program which grants stock options with a four-year life and immediate vesting to certain key executive employees under a program known as Shareworks Plus. Under this program, the value received by the employee upon exercise is determined by the rate of increase in the Company's stock price compared to the rate of increase in the S&P 500 index, measured from the grant date. If the Company's common stock price performance is at or below the price performance of the S&P 500 index, or under certain other circumstances defined in the program, the value to be received by the employee upon exercise is $0. If the Company's common stock price performance is above the price performance of the S&P 500 index the value received by the employee upon exercise, which will normally be paid in common stock of the Company, increases. In the first quarter, the first grant of options under Shareworks Plus was made. Subject to the approval of the Company's Compensation Committee of the Board of Directors, additional grants will be made quarterly. Terms of the Shareworks Plus program may be modified from time to time by the Compensation Committee of the Board of Directors.

              MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
               (dollars in thousands, except per share data)

6.  Stock Compensation Programs:(continued)

    In the first quarter of 1996, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages entities to adopt the fair value method of accounting for their stock-based compensation plans. Under the fair value based method, compensation cost for stock based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the service period, which for the Company is the vesting period. For the Company's Shareworks Plus program, the fair value was determined using option-pricing models that take into account the stock price at the grant date, the exercise price, a two year expected life for the option, an estimated volatility of 30% for the Company's stock price, no expected dividends, and a risk-free interest rate of 5.27% over the expected life of the options. For the Company's other stock compensation plan, Shareworks, the fair value of the match shares was determined by reference to the market value of the stock that was purchased by the employee and the fair value of the grant shares was determined by the market value of the stock at the grant date.

    The Company recognized compensation expense of $396 related to the Shareworks plan and $2,945 related to the Shareworks Plus program in the first quarter of 1996. The pro forma impact of adopting the fair value method of accounting in the first quarter of 1995 was immaterial primarily because the number of options granted in the first quarter of 1995 under the 1992 and 1993 Stock Option Plans were not material and the fact that the Shareworks and Shareworks Plus programs were not yet implemented. During the initial phase-in period, the effects of applying SFAS 123 for recognizing compensation cost may not be representative of the effects on reported net loss or income for future quarters or years because the options in the Stock Option Plans and the match and grant shares made under the Shareworks program vest over several years and additional awards will be made in the future.

    Under the Company's Shareworks Plus program, the Company granted 453,004 options during the first quarter of 1996, at an initial exercise price of $26.62. A total of 55,930 options were exercised during the quarter. The fair value of the options granted was estimated to be $6.50 per share.

7.  Commitments and Contingencies:

    In 1994, several former stockholders of MFS Telecom, a subsidiary of the Company, filed a lawsuit against the Company, the Company's former majority stockholder, Kiewit Diversified Group, Inc. ("KDG"), and the Company's chief executive officer regarding the sale of their shares of MFS Telecom to the Company in September 1992. The plaintiffs allege that certain information was concealed from them, which caused them to sell their shares at an inadequate price. KDG has agreed to indemnify the Company against any claims asserted by the former stockholders.

    The Company is also involved in various other claims and regulatory proceedings incidental to its business. Management believes that any resulting liability beyond that provided should not materially affect the Company's financial position, results of operations or cash flows.

              MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                (dollars in thousands, except per share data)

8.  Subsequent Event - Merger Agreement:

    On April 30, 1996, the Company announced that it had executed a merger agreement with UUNET Technologies, Inc. ("UUNET"). Under the terms of the agreement, which includes a fixed conversion ratio, each share of UUNET stock will be converted into 1.777776 shares of the Company's common stock on a post-split basis. The transaction value is approximately $2 billion based on the Company's stock price at the date of the announcement. The merger agreement was unanimously approved by the Board of Directors of each company and the transaction will be recommended by each board to its shareholders. In addition, shareholders of UUNET owning approximately 62 percent of the outstanding shares and shareholders of the Company owning approximately 12 percent of the outstanding shares have committed to vote in favor of the transaction.

    The Company anticipates that a substantial portion of the purchase price will be allocated to intangible assets including goodwill and expects to amortize those intangible assets over a period of up to five years. The actual allocation of the purchase price and determination of useful lives will be made after further evaluation.

              MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

Item 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    Overview

    The Company was founded in 1987 and commenced operations in 1988. The Company operates through its subsidiaries in two business segments, telecommunications services and network systems integration. The telecommunications services segment is comprised of the MFS Telecom Companies, which provide services to large customers through MFS Telecom and MFS Datanet, the MFS Intelenet Companies, which provide services to small and medium sized customers through MFS Intelenet, MFS International, which provides services to customers internationally and MFS Global Network Services, which manages the Company's network platform. The network systems integration segment provides services primarily through MFS Network Technologies. The Company's growth was funded by capital contributions from its former majority stockholder, Kiewit Diversified Group, Inc. ("KDG"), until an initial public offering in 1993. Since that public offering, the Company has funded its growth through a combination of debt and equity financing including, most recently, a $600 million debt offering in January 1996 of 8 7/8% Senior Discount Notes (the "1996 Senior Discount Notes").

    Telecommunications Services. The Company's telecommunications services predominately result in monthly recurring revenues. The Company provides these services in an expanding number of major metropolitan areas. As of April, 1996, the Company provides services on its networks, or through the resale of services, or has network operations under development in 52 major metropolitan areas primarily in the United States and Europe.

    The development of the Company's businesses and the installation and expansion of its networks require significant expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. As this customer base grows, incremental revenues are added with minimal additional expense, providing significant contributions to cash flow. The Company also incurs ongoing capital expenditures with respect to both existing and new networks which are directly related to the installation of new revenue producing circuits. These costs vary based on the specific type of circuit installed and the location of the customer.

    The MFS Telecom Companies
    -------------------------
    Through MFS Telecom, the Company provides dedicated special access and private line service to business and government end users. These services are provided primarily over digital fiber optic telecommunications networks that the Company has either installed or acquired and subsequently expanded. The networks also establish a platform that can be used to provide additional enhanced voice, data and video services to its customers. MFS Telecom also offers local switched services to its customers in several areas utilizing the Company's integrated switching platform.

    Through MFS Datanet, the Company provides high-speed data communications services to business and government users over an international ATM network which the Company believes to be the most advanced in the world. MFS Datanet uses the Company's networks for customers located in buildings where the Company already provides special access, private line or switched services, requiring significantly less capital expenditures because data communications customers can, to a certain extent, utilize existing fiber optic networks, electronics and building equipment rooms. The Company will incur additional capital costs for the installation of new revenue producing circuits. The level of costs may vary based upon the type of circuit installed and the location of the customer.

    The MFS Intelenet Companies
    ---------------------------
    Through MFS Intelenet, the Company provides a single source for integrated local and long distance telecommunications services and facilities management to small and medium sized businesses. By utilizing its existing networks and facilities, the Company minimizes capital expenditures for transmission facilities. However, significant capital costs have been and will be incurred for switching equipment, equipment maintained at customer locations and additional building wiring costs.

    MFS International
    -----------------
    Through MFS International, the Company provides telecommunication services to business and government users in several major European metropolitan areas as well as outbound international service from the United States and Europe. The Company is offering services over its networks, or through resale of international telecommunications services in London, England, Frankfurt, Germany, Paris, France, Stockholm, Sweden and Zurich, Switzerland and has announced plans to provide service in Hong Kong.

    MFS Global Network Services
    ---------------------------
    Through MFS Global Network Services, the Company manages the operation of its network and future network development in order to offer the services described above in a cost effective manner.

    The incurrence of significant initial development and roll out expenses in advance of anticipated future revenues will continue to affect the operating results of the telecommunications services segment. Anticipated sales growth in the telecommunication services segment will also continue to drive increasing deployment of electronic equipment required to initiate customer service.

    Network Systems Integration Services. The Company, primarily through MFS Network Technologies, designs, engineers, develops and manages the installation of the Company's new fiber optic networks and network expansions. In 1991, the Company began to offer network systems integration services to third parties. These services have been characterized by significant revenues concentrated in a relatively small number of large projects for third parties. In 1993, the Company also began to offer services related to Intelligent Transportation Systems ("ITS"). The Company recognizes revenue based upon the amount of network systems integration services performed. The amount of the Company's network systems integration services performed can vary on a quarterly basis depending upon individual customer contract requirements.

    Results of Operations

    The following table presents revenue, loss from operations and EBITDA from each of the Company's reportable business segments for the periods indicated:

                                                       Three Months Ended
                                                             March 31
                                                       ------------------
                                                       1996         1995
                                                       ----         ----
    Revenue:
     Telecommunications services...............     $165,590     $103,788
     Network systems integration...............       20,726       14,552
                                                     -------      -------
      Total....................................     $186,316     $118,340
                                                     =======      =======
    Loss from operations:
     Telecommunications services...............     $(65,994)    $(55,349)
      Network systems integration..............       (1,364)      (1,207)
                                                     -------      -------
      Total....................................     $(67,358)    $(56,556)
                                                     =======      =======
    EBITDA (1):
     Telecommunications services...............     $(18,838)    $(26,872)
     Network systems integration...............         (570)        (611)
                                                     -------      -------
      Total....................................     $(19,408)    $(27,483)
                                                     =======      =======

     (1) EBITDA consists of earnings (loss) before interest, income taxes, depreciation, amortization and non cash stock-based compensation recorded under SFAS 123. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods. See Consolidated Statements of Cash Flows.


     Three Months Ended March 31, 1996 vs. Three Months Ended March 31, 1995

     Telecommunications Services
     ---------------------------
          Telecommunications services revenue increased to $165.6 million in the three months ended March 31, 1996 from $103.8 in the three months ended March 31, 1995, an increase of $61.8, or 60%. Revenues for each of the key elements of the telecommunications segment were as follows:

                                                  1996      1995      Increase
                                                  ----      ----      --------
             MFS Telecom Companies              $ 62.9    $ 40.0       $ 22.9
             MFS Intelenet Companies              79.5      58.9         20.6
             MFS International                    23.2       4.9         18.3
                                                  ----      ----      --------
                                                $165.6    $103.8       $ 61.8
                                                ------    ------      --------

     The increases resulted from increased market penetration of all telecommunications services of the Company. The especially large increase in revenues, measured on a % basis, from MFS International reflect strong sales in the United Kingdom and a growing revenue base in continental Europe.

          Since the end of 1993 the Company has separately tracked the MFS Telecom results of operations for the 14 network cities and expansions that were materially complete at year end 1993 (the "Base Cities Competitive Access Operations"). These Base Cities Competitive Access Operations produced revenue of $39.6 million in the three months ended March 31, 1996 and $28.8 million in the three months ended March 31, 1995, an increase of $10.8 million, or 38%. The increase in revenue from these operations resulted primarily from increased market penetration in these cities. Due to a modification of the Company's internal organization within the telecommunications services segment it will become increasingly less meaningful to separate the Base Cities Competitive Access Operations from other operations because of the increasing commonality of revenues and costs within Base Cities Competitive Access Operations, expansions and types of services. For this reason, the Company may discontinue separate disclosure for these Base Cities Competitive Access Operations in the future. The Company continues to review other modifications to its financial disclosures which the Company believes will provide more meaningful information about its activities.

          Annualized monthly recurring revenue increased to approximately $700 million at March 31, 1996 from approximately $430 million at March 31,
     1995, an increase of 63%.   The increase reflects the sales of additional
     services to current and new customers in existing and new markets. Monthly recurring revenue represents monthly service charges billable to telecommunications services customers as of the last day of the period indicated, but excludes non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

          Telecommunications services operating expenses increased to $156.4 million or 94% of segment revenue in the three months ended March 31, 1996 from $107.5 million or 104% of segment revenue in the three months ended
     March 31, 1995, an increase of $48.9 million.   The change includes an
     increase of $41.5 million in circuit charges, including local and long distance service costs, and personnel costs necessary to support the Company's growth. The remaining increase of $7.4 million relates to increased rent, utilities and other costs incurred to support the increased revenue base. Telecommunication services operating expenses consist of costs associated directly with network operations, including salaries, sales commissions and related employee benefits, rent expense, right-of-way fees, other network costs and local and long distance service costs.

          Telecommunications services depreciation and amortization expense increased to $44.0 million in the three months ended March 31, 1996 from $28.5 million in the three months ended March 31, 1995, an increase of
     $15.5  million or 54%.   The increase is primarily related to the expanded
     fixed asset base of the Company s networks which includes increasing amounts of electronic equipment with depreciable lives that are shorter than the Company's other major fixed asset categories.

          Telecommunications services general and administrative expenses increased to $31.2 million in the three months ended March 31, 1996 from $23.2 million in the three months ended March 31, 1995, an increase of $8.0 million or 34%. The change is primarily due to an increase of $7.2 million in personnel costs. Management of the Company expects general and administrative services to continue to increase during 1996 as the Company expands its services.

          Telecommunications EBITDA loss decreased to $(18.8) million in the three months ended March 31, 1996 from $(26.9) million in the three months ended March 31, 1995. EBITDA in 1996 and 1995 for each of the key elements of the telecommunications segment were as follows:
                                                    1996      1995     Change
                                                    ----      ----     ------
             MFS Telecom Companies                $ 11.9    $  3.5       8.4
             MFS Intelenet Companies               (20.8)    (21.1)      0.3
             MFS International                      (9.9)     (9.3)     (0.6)
                                                    -----     -----     -----
                                                  $(18.8)   $(26.9)     $8.1
                                                    -----     -----     -----

     The increase at the MFS Telecom Companies reflects the high incremental margins inherent in the dedicated special access and private line services primarily provided over the Company's own facilities. The small decrease in EBITDA loss at MFS Intelenet reflects the additional EBITDA margins provided by increased revenues resulting from a sales strategy that emphasized the provision of local switch services in advance of the implementation of the Telecommunications Act of 1996 offset by the additional costs incurred to expand the integrated local and long distance telecommunications service markets including normal increases in operating expenses. The small increase in EBITDA loss at MFS International reflects the additional EBITDA margins provided by increased revenues offset by the additional costs incurred to expand the Company's international service, particularly in new markets.

          The Base Competitive Access Operations produced EBITDA of $20.5 million before parent company allocations in the three months ended March 31, 1996 and $12.8 million in the three months ended March 31, 1995, an increase of $7.7 million, or 60%. For reasons noted earlier, the Company may discontinue separate disclosure for these Base Cities Competitive Access Operations in the future. The Company continues to review other modifications to its financial disclosures which the Company believes will provide more meaningful information about its activities.


     Network Systems Integration
     ---------------------------
          Third party revenue from services offered by the Company's network systems integration segment increased to $20.7 million in the three months ended March 31, 1996 from $14.6 million in the three months ended March 31,
     1995, an increase of $6.1 million or 42%.   The increase is primarily due
     to an increase in the amount of revenue recognized from projects involving Intelligent Transportation Systems ("ITS") services and to a lesser extent other network systems integration projects.

          Network systems integration operating expenses increased to $17.8 million in the three months ended March 31, 1996 from $12.4 million in the three months ended March 31, 1995, an increase of $5.4 million or 44%. The increase is primarily due to the increased level of operating expenses related to the projects noted above, including the continuing development and investment in ITS service projects. Network systems integration operating expenses consist of direct costs associated with the network systems integration projects.

          Network systems integration general and administrative expenses increased to $3.7 million in the three months ended March 31, 1996 from $2.8 million in the three months ended March 31, 1995, an increase of $.9 million or 32%. The increase reflects the increased third party work noted above.

         Network systems integration EBITDA loss was $(.6) million in the three months ended March 31, 1996 which matches the EBITDA loss for the three months ended March 31, 1995. This resulted from the increased operating and general and administrative expenses offsetting increased revenues.

     Other Income (Expense)
     ---------------------
          Other income (expense) increased to $18.8 million of other expense in the three months ended March 31, 1996 from $7.3 million of other expense in the three months ended March 31, 1995. The increase in other expense resulted primarily from additions to interest expense incurred in connection with the issuance of the 1996 Senior Discount Notes. This increase was partially offset by increased interest income from the investment of the proceeds of the 1996 Senior Discount Notes.

     Income Taxes
     ------------
          The income tax expense of $.1 million for the three months ended March 31, 1996 and 1995, resulted from estimated state and foreign tax liabilities.

     Net Loss
     --------
         Net loss increased to $86.2 million in the three months ended March 31, 1996 from $64.0 million in the three months ended March 31, 1995, an increase of $22.2 million. The increase resulted primarily from increased depreciation, amortization and interest expense.

          Backlog. The network systems integration and facilities management services segment had third party backlog of approximately $198 million at March 31, 1996. Backlog consists of firm contracts less revenue recognized to date by the Company.

     Liquidity and Capital Resources

          The Company's total assets have increased from $5.0 million at December 1988 to $2.3 billion at March 31, 1996. The Company's growth was funded by capital contributions from its former majority stockholder, KDG, until an initial public offering in 1993. Since that public offering, the Company has funded its growth through a combination of debt and equity financing including, most recently, a debt offering in January 1996 of 8 7/8% Senior Discount Notes (the "1996 Senior Discount Notes"). The Company's current assets of $721.7 million, including cash and marketable securities aggregating $460.9 million, exceeded current liabilities of $267.7 million, providing working capital of $454.0 million. Network and equipment, net of depreciation, comprise $1.2 billion of total assets.

          The Company's operating activities used net cash of $52.4 million in the three months ended March 31, 1996 and $21.3 million in the three months ended March 31, 1995. The increase in cash used by operating activities was primarily due to the increased loss from operations incurred expanding the Companies services and an increase in cash used supporting increased levels of accounts receivable and other assets which is partially offset by increased depreciation, amortization and non cash interest expense.

          In late 1993, the Company announced its intention to accelerate the expansion of its customer base, service offerings and existing networks. Between 1993 and 1995, in connection with regulatory, legislative and competitive changes in the United States and abroad, the Company took several steps to accelerate its network development, including deployment of additional switches. In 1995, the Company also experienced greater than anticipated levels of demand in the United States, especially for the capital intensive local and long distance services offered by the MFS Intelenet Companies and the Internet access and wide area network (WAN) service offered by the MFS Telecom Companies' special access and private line businesses. The Company's current plans include significant levels of capital expenditures in order to obtain increased revenue from providing more of these services.

          To fund this network development, including the acceleration and growing demand noted above, the Company has utilized a variety of financing vehicles including:

           capital contributions from its former majority shareholder, proceeds from its initial public offering and a follow-on public offering in 1993,
           proceeds from 9 3/8% Senior Discount Notes in 1994, availability of proceeds from various revolving credit facilities arranged in 1994 and 1995,
           proceeds from a public offering of Depositary Shares which represent an interest in preferred stock of the Company, in 1995, sale-leaseback transactions in 1995 and early 1996, and recently, proceeds from 8 7/8% Senior Discount Notes in the first quarter of 1996.

          At March 31, 1996, the Company had approximately $840 million of available liquidity, including cash, marketable securities and unused lines of credit.

          During the first quarter of 1996, the Company's capital expenditures, which are primarily for the construction of networks and the purchase of related equipment, were $153 million, including acquisitions and deferred costs, compared to $114 million in the first quarter of 1995.

          On May 7, 1996 the Company announced that it intends to undertake certain initiatives designed to take advantage of opportunities created by changes in telecommunications laws and the rapid development of Internet-based communications networks. These initiatives involve increasing the number of cities served, expanding its networks in existing cities, constructing or acquiring its own intercity high capacity network, accelerating central office interconnection, deployment of additional switches, and providing high-speed local Internet access.

          Expenditures for the initiatives are subject to the Company's review of a number of factors including cost of any additional capital required, technological developments and market conditions. In addition, each initiative may be implemented in whole or in part, and independently of any other initiative, ensuring that the Company retains maximum financial and operating flexibility. The Company anticipates that implementation of these initiatives will result in an increase in annual capital expenditures of approximately $500 million which, together with currently anticipated expenditures, is expected to bring total capital expenditures to approximately $1 billion per year over the period of implementation which the Company estimates to be four years. This estimate is subject to a number of factors, including levels of incremental sales, as well as regulatory actions by state, federal and international authorities, which, individually or in the aggregate, could cause material changes in capital expenditure requirements. The Company expects to fund additional capital requirements through existing resources, internally generated funds and additional debt or equity financing as appropriate.

     Merger with UUNET Technologies, Inc.

          The Company announced that it has executed a merger agreement with UUNET Technologies, Inc. ("UUNET"). Under the terms of the agreement, which includes a fixed conversion ratio, each share of UUNET stock will be converted into 1.777776 share of MFS common stock on a post-split basis. The transaction value is approximately $2 billion based on the Company's stock price at the date of the announcement. The Company intends to utilize purchase accounting to record the transaction. The merger agreement was unanimously approved by the Board of Directors of each company and the transaction will be recommended by each board to its shareholders. In addition, shareholders of UUNET owning approximately 62 percent of the outstanding shares and shareholders of MFS owning approximately 12 percent of the outstanding shares have committed to vote in favor of the transaction.

     Other Matters

          As evidenced by the merger agreement noted above the Company from time to time evaluates acquisitions in pursuit of its business strategy, either as an alternative to constructing networks, adding customers, or to the introduction of services that compliment existing and/or planned services. Such acquisitions may be significant in size and could use a substantial portion of the Company's available cash.

          From time to time, the Company has had discussions with other communications entities concerning the establishment of possible strategic relationships, including transactions involving substantial acquisitions, combinations and equity investments in the Company or one of its subsidiaries. In addition, certain acquisitions may provide the Company with the opportunity to acquire an established customer base. The Company intends to consider appropriate opportunities to establish strategic relationships.

     Accounting for Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123 encourages entities to adopt a fair value based method of accounting for employee stock compensation plans, however it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting. Under the intrinsic value based method, many companies, including MFS, have not recognized compensation cost for many of their stock compensation plans.

          The Company believes that the fair value method of accounting more appropriately reflects the substance of the transaction between an entity that issues stock options, or other stock-based instruments, and its employees; that is, an entity has granted something of value to an employee (the stock option or other instrument) generally in return for their continued employment and services. The Company believes that the value of the instrument granted to employees should be recognized in financial statements because nonrecognition implies that either the instruments have no value or that they are free to employees, neither of which is an accurate reflection of the substance of the transaction. Although the recognition of the value of the instruments results in compensation expense in an entity's financial statements, the expense differs from other common forms of compensation expenses in that these charges typically will not be settled in cash, but rather through issuance of common stock.

          The Company has introduced certain changes to its stock-based compensation plans, including a new option plan for key executive employees which ultimately have value to the employee only if the Company's stock price outperforms the S&P 500. The Company granted approximately 227,000 options under the new option plan on January 1, 1996, and anticipates that additional grants will be made on a quarterly basis. The Company believes that the adoption of the standard will result in material non-cash charges to operations in 1996 and thereafter. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options granted and the fair value estimated at the time of grant.

     Effects of Inflation

          Inflation has not had a significant effect on Company operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

     Forward-looking Statements

          The matters discussed in this Form 10Q contain forward-looking statements that involve risks and uncertainties including risks associated with the telecommunications and Internet industries, the impact of competitive services and pricing, the impact of the Telecommunications Act of 1996, the successful and timely completion of the UUNET Technologies, Inc. merger, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     (a) A special meeting of stockholders of the registrant was held on March 23,1996.

     (b)      At the special meeting, the stockholders:

              (i) adopted an amendment to the Certificate of Designation for its Series B Convertible Preferred Stock to provide for the adjustment of the voting rights of such preferred stock in the event the Company shall at any time prior to March 23, 1999, take any action that subdivides (whether by stock dividend, stock split or otherwise) the Company's outstanding shares of common stock into a greater number of shares. The amendment was approved by a vote of the stockholders as follows:

                                        Common Stock    Series A Preferred Stock
                                        ------------    ------------------------
               Affirmative votes         43,984,059               521,884
               Negative votes               850,868                 5,320
               Abstentions                  200,804                    76
               Broker non-votes           5,195,468               177,608

              (The Company's Series B preferred stock were voted in proportion to the pro rata number of common stock voting in each category.)

              (ii) adopted an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 200,000,000 to 400,000,000. The amendment was approved by a vote of the stockholders as follows:

                                       Common Stock    Series A Preferred

                                       ------------    ------------------
               Affirmative votes        48,323,911          695,053
               Negative votes            1,714,734            9,775
               Abstentions                 192,554               60

              (The Company's Series B preferred stock were voted in proportion to the pro rata number of common stock voting in each category.)

     Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits

     11 Schedule computing computation of net loss per share applicable to common stockholders

     27      Financial Data Schedule

    (b) A report on Form 8-K, dated January 23, 1996, was filed reporting under Item 5 that the Company executed on Indenture and a First Supplemental Indenture related to the Company's 1996 Senior Discount Notes.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MFS COMMUNICATIONS COMPANY, INC.

Dated:  May 8, 1996                          /s/ Robert J. Ludvik
                                             -------------------------------

                                             Robert J. Ludvik
                                             Chief Accounting Officer