Form 10-Q
period 1996-06-30
MFS COMMUNICATIONS CO INC
filed 1996-08-14
CIK 898623

FORM 10Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


(Mark One)

    [ X ]     	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended June 30, 1996

                                    or

    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period                to
	                                      ------------       -----------

                         Commission file number 0-21594


                        MFS COMMUNICATIONS COMPANY, INC.
             (Exact name of registrant as specified in its charter)


        	Delaware	                                         47-0714388
	(State of Incorporation)              	(I.R.S. Employer 		Identification No.)

11808 Miracle Hills Drive, Omaha, Nebraska	                  68154
(Address of principal executive offices)                  	(Zip Code)


	                                  402-231-3000
                       (Registrant's telephone number,
                              including area code)


     	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.  Yes      X        No
	                                              	------------	    ------------

     	The number of shares outstanding of each class of the issuer's common stock, as of August 2, 1996:

           Common Stock ($.01 par value)............	162,576,315 shares

              MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES


                         Part I - Financial Information
                      ------------------------------------

                                                                          		Page
                                                                            ----
Item 1.     	Financial Statements

            	Consolidated Statements of Operations...........................	1
	            Consolidated Balance Sheets.....................................	2
	            Consolidated Statement of Changes in Stockholders' Equity.......	4
            	Consolidated Statements of Cash Flows...........................	5
	            Notes to Consolidated Financial Statements......................	7

Item 2.	     Management's Discussion and Analysis of
	             Financial Condition and Results of Operations.................	12


                          	Part II - Other Information
                        ---------------------------------
Item 1.     	Legal Proceedings..............................................	23

Item 6.	     Exhibits and Reports on Form 8-K...............................	23

Signature		   ...............................................................24

              MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                 (unaudited)

	                                    Three months ended	        Six months ended
	                                         June 30     	              June 30
                                     ------------------        ----------------
(dollars in thousands,
 except  per share data)             	1996	        1995 	        1996	        1995
- --------------------------------------------------------------------------------
Revenue	                            $229,706    	$140,005     	$416,022    	$258,345

Costs and expenses:
 	Operating expenses                	217,911	     139,135	      392,084     	259,017
 	Depreciation and amortization	      47,979      	31,648        92,588       60,721
  General and administrative
   expenses                          	33,862       27,783	       68,754	      53,724
                                     -------      -------       -------      -------
                                     299,752	     198,566	      553,426	     373,462
                                     -------      -------       -------      -------
Loss from operations                 (70,046)     (58,561)     (137,404)    (115,117)

Other income (expense):
	 Interest income                      5,147        3,520        10,791        6,812
  Interest expense, net              (26,854)      (9,123)      (50,480)     (18,751)
	 Other                                 (843)        (564)       (1,627)      (1,480)
                                     --------     --------     ---------     --------
  	Total other income (expense)      (22,550)      (6,167)      (41,316)     (13,419)
	                                    --------     --------     ---------     --------

Loss before income taxes             (92,596)     (64,728)     (178,720)    (128,536)
Income tax expense                      (100)        (100)         (200)        (200)
                                     --------     --------     ---------     --------
Net loss                             (92,696)     (64,828)     (178,920)    (128,736)
Dividends on preferred stock          (7,460)         -         (14,532)         -
                                     --------     --------     ---------     --------
Net loss applicable to common
 stockholders                      $(100,156)    $(64,828)    $(193,452)   $(128,736)
                                   ==========    =========    ==========   ==========
Net loss per share applicable
	to common stockholders               ($0.79)      $(0.50)       ($1.54)      ($1.00)
                                    =========     ========      ========    =========

- --------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

            MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES
	                     Consolidated Balance Sheets
               	(dollars in thousands, except per share data)

                                                     			June 30,           	December 31,
                                                      			1996	                1995
                                                         ----                 ----
                                                   			(unaudited)
   ASSETS
   ------
Current assets:
 	Cash and cash equivalents........................   $ 74,680           	 $ 51,182
  Marketable securities............................    212,448               85,715
 	Accounts receivable..............................    198,722              140,302
 	Costs and earnings in excess of billings on
   uncompleted contracts...........................     56,646               45,142
 	Other current assets.............................     53,029               51,703
                                                      ---------            ---------
    Total current assets...........................    595,525              374,044

Networks and equipment, at cost....................  1,634,310            1,315,952
 	Less accumulated depreciation and amortization...   (282,918)            (213,548)
                                                      ---------            ---------
  		Networks and equipment, net....................  1,351,392            1,102,404

Goodwill, net......................................  		277,910              281,848
Other assets, net..................................    128,213              108,838
                                                      ---------           ----------
  Total assets..................................... $2,353,040           $1,867,134
                                                    ===========          ===========

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES
	                        Consolidated Balance Sheets
                	(dollars in thousands, except per share data)

                                                  			 June 30,          	December 31,
                                                    			1996                 1995
                                                       ----                 ----
                                                    (unaudited)
 	LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
 	Current portion of notes payable
  	 and long-term debt........................... 		  $ 2,025              $ 1,995
 	Current portion of capital lease obligations...       2,862                1,922
 	Accounts payable...............................     174,259              172,407
 	Accrued costs and billings in excess of
  		revenue on uncompleted contracts.............      42,740               28,686
 	Accrued compensation...........................      14,157                6,119
 	Other current liabilities......................      75,244               63,328
                                                     ---------            ---------
    Total current liabilities....................     311,287              274,457

Notes payable and long-term debt,
 	less current portion...........................   1,299,210              692,059
Capital lease obligations, less current portion..      30,145               31,412
Other liabilities................................      26,864               27,902
Minority interest................................      11,591               10,972

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized
   25,000,000 shares:
		   Series A, 8% cumulative convertible;
      issued 94,992 in 1996 and 95,000 in
		    1995, variable liquidation preference......           1                    1
    	Series B, 7 3/4% cumulative convertible;
	     issued 15,000,000 in 1996 and 1995,
	     liquidation preference $1.00 per share
	     plus unpaid dividends......................       		150                  150
  Common stock, $.01 par value.  Authorized
   	400,000,000 shares; issued 126,824,589 in
		  1996 and 130,260,228 in 1995 (Note 3)........     		1,268                  651
 	Additional paid-in capital.....................   1,501,234            1,512,394
 	Deferred charge................................        -                  (1,017)
 	Foreign currency adjustment....................        (842)                  45
 	Unrealized investment gain (loss)..............        (790)                 204
 	Accumulated deficit............................    (827,078)            (555,221)
                                                    ----------           ----------
                                                   			673,943              957,207
  Treasury stock, 5,800,000 shares, at cost......        -                (126,875)
                                                    ----------           ----------
 		 Total stockholders' equity...................     673,943              830,332
    	                                               ----------           ----------
   	Total liabilities and stockholders'equity....  $2,353,040           $1,867,134
                                                   ===========          ===========

- --------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

               	MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

            	Consolidated Statement of Changes in Stockholders' Equity

                  	For the Six Months Ended June 30, 1996
	                               (unaudited)

	                            Series A	   Series B		           Additional                 		Foreign
	                           Preferred	  Preferred   	Common	   Paid-in     	Deferred      	Currency
(dollars in thousands)       	Stock      	Stock	      Stock	   Capital       Charge      	Adjustment
- ----------------------------------------------------------------------------------------------------
Balance at January 1, 1996  	$   1       	$ 150  	  $  651   $1,512,394    $ (1,017)     	$    45
Stock dividend on Series A
 	Preferred Stock              	-         	  -           3       14,141        	-           	-
Stock options exercised        	-           	-   	      14      	14,303         -           	-
Amortization of deferred
 charge                        	-           	-        	- 	         -         	1,017         	-
Foreign currency adjustment    	-           	-        	-          	-           	-           	(887)
Change in unrealized
	investment gain (loss)        	-           	-   	     -           -           	-            -
Retirement of treasury stock    -            -         (29)     (48,053)        -            -
Stock compensation plan
	additions                     	-           	-        	-         	9,078        	-           	-
Two-for-one stock split        	-            -         629         (629)        -            -
Net loss	                       -         	  -      	  -  	        -    	       -  	         -
                              -----        -----    -------   ----------    --------      -------
Balance at June 30, 1996	    $   1       	$ 150	    $1,268   $1,501,234    $    -         $  (842)
                              =====        =====    =======   ==========    ========      =======

                               	Unrealized
                               	Investment          	Accumulated	           Treasury
                              	Gain (Loss)	            Deficit	              Stock 	       Total
- ---------------------------------------------------------------------------------------------------
Balance at January 1, 1996     $   204               $(555,221)           $(126,875)     $ 830,332
Stock dividend on Series A
 	Preferred Stock	                  -                  (14,144)               	-             	-
Stock options exercised	            -                    	-                   	-            14,317
Amortization of deferred
 charge                            	-                    	-                   	-   	         1,017
Foreign currency adjustment        	-                    	-                   	-              (887)
Change in unrealized
 investment gain (loss)           (994)                   -                    -              (994)
Retirement of treasury stock        -                  (78,793)            (126,875)          -
Stock compensation plan
	additions                         	-                    	-                   	-   	         9,078
Two-for-one stock split	            -                    	-                   	-             	-
Net loss                            -                 (178,920)                -          (178,920)
                                 -------             ----------            ---------      ---------
Balance at June 30, 1996       $  (790)              $(827,078)            $   -         $ 673,943
                                ========             ==========            =========      =========

- --------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

              	MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   	Consolidated Statements of Cash Flows
	                              (unaudited)

                                                              	Six months ended
	                                                                 June 30,
                                                              -----------------
(dollars in thousands)                                       	1996	         1995
- ----------------------------------------------------------------------------------
Cash flows from operating activities:
	 Net loss                                                $(178,920)     $(128,736)
 	Adjustments to reconcile net loss to net cash
 	used in operating activities:
  	Depreciation and amortization                             92,588         60,721
   Non cash interest expense                                 45,954         17,474
	  Non cash compensation expense                              6,885           	-
	  Loss on sale of securities                                  -  	          1,271
  	Changes in assets and liabilities,
   	net of effects of acquisitions:
    		Accounts receivable and other current assets          (80,019)       (35,271)
    		Other liabilities                                      35,110         17,708
                                                           ---------      ---------
   Net cash used in operating activities                    (78,402)       (66,833)
                                                           ---------      ---------
Cash flows from investing activities:
 	Purchases of networks and equipment                      (311,933)      (249,435)
 	Proceeds from maturities and sales
  	of marketable securities                                	280,985        319,266
 	Purchases of marketable securities                       (404,596)      (278,983)
  Purchases of minority interest in subsidiaries               -            (1,522)
  Acquisitions of businesses, excluding cash acquired          -           (14,858)
 	Additions to deferred costs and other                     (12,096)        (9,607)
                                                           ---------      ---------
	  Net cash used in investing activities                   (447,640)      (235,139)
                                                           ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt
   and notes payable                                        643,812          6,075
 	Proceeds from issuance of preferred stock                   	-           306,646
 	Payments of debt financing costs                          (20,487)         	-
 	Payments on long-term debt, including current portion     (88,102)        (3,035)
 	Proceeds from exercise of stock options                    14,317       	  2,339
                                                           ---------      ---------
  	Net cash provided by financing activities                549,540  	     312,025
                                                           ---------      ---------
Net change in cash and cash equivalents                      23,498         10,053
Cash and cash equivalents at beginning of period             51,182         21,518
                                                           ---------      ---------
Cash and cash equivalents at end of period                $  74,680      	$ 31,571
                                                           =========      =========

- --------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                                 (unaudited)

Supplemental schedule of non cash financing and investing activities:

The Company recognized a common stock dividend on preferred stock of $14,144 in the six month period ended June 30, 1996.

The Company capitalized non-cash interest expense of $7,108 and $8,852 in the six month periods ended June 30, 1996 and 1995, respectively.

In the first six months of 1995, the Company purchased the stock of companies that provide telecommunications services in Richmond, Virginia, Denver, Colorado and White Plains, New York for $12,655 in cash and the issuance of stock. In connection with the acquisitions, liabilities were assumed as follows:

		            Fair value of tangible assets acquired            	$11,328
            		Fair value of intangible assets acquired	           13,226
            		Cash paid for stock                                (12,655)
		            Stock issued                                        (5,912)
                                                                  -------
            		Liabilities assumed                               	$ 5,987
                                                                  =======
- --------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

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

2.    Income Taxes:

The income tax expense of $100 for the three months ended June 30, 1996 and 1995, and $200 for the six months ended June 30, 1996 and 1995, resulted from estimated state and foreign tax liabilities.

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

On April 1, 1996 the Board of Directors declared a two-for-one common stock split. The stock split was effected in the form of a stock dividend that was payable to stockholders of record on April 16, 1996. The conversion features of the Company's Series A and Series B preferred stock were adjusted pursuant to their terms to maintain the proportionate rights of those preferred stocks.
In this report, all per share amounts and numbers of shares have been restated to reflect the stock split. In addition, an amount equal to the $.01 par value of the shares outstanding at April 16, 1996 has been transferred from additional paid in capital to common stock.

In July, 1996 the Company sold 35,650,000 shares of $.01 par value common stock at $37.125 per share. The proceeds of the offering, net of the underwriters discount and expenses of the offering, was approximately $1.3 billion.

4.     	Loss Per Share:

Loss per common share has been computed using the weighted average number of shares outstanding for each period. The number of shares used in computing loss per share, which have been adjusted due to the two-for-one stock split, was 126,176,000 and 125,596,000 for the three and six month periods ended June 30, 1996 and 128,960,000 and 128,845,000 for the three and six month periods ended June 30, 1995, respectively.

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

                         	Year      	              Percentage
	                         2001..................    103.32%
                         	2002..................    102.21%
	                         2003..................  		101.11%
	                         2004 and thereafter...    100.00%

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

The Company has three stock based compensation programs in effect at June 30, 1996. The programs are described as follows:

(a)Stock Option Plans:
The Company's 1992 and 1993 Stock Plans authorize, among other things, the grant of options at not less than 100% of the fair market value at the date of the option grant. The Compensation Committee of the Board of Directors administers the stock plans. Options vest over a five-year period and are generally exercisable up to five years after the grant is completely vested. Options granted under the 1992 and 1993 plans during the first six months of 1996 were not material.

(b)Shareworks:
In 1995 the Company implemented an employee benefit plan which is comprised of a grant plan and a match plan jointly known as Shareworks. The grant plan enables the Company to grant shares of the Company's common stock to eligible employees based upon a percentage of the employee's eligible pay, up to 5%. The original grant vests after three years with any additional grants vesting immediately once the initial three year period has been met. On December 29, 1995, the Company granted approximately 128,000 shares of stock under this part of the plan. The Company has not granted any shares during 1996.

The match plan allows eligible employees to defer between 1% and 10% of eligible pay to purchase common stock of the Company at the stock price on each pay period date. The Company matches the shares purchased by the employee on a one-for-one basis. The stock which is credited to each employee's account to match the employee's purchase during any calendar quarter, vests three years after the end of that quarter. The amount deferred by employees for purchases of stock from January 1, 1996 through June 30, 1996 was $2,193.

(c)Shareworks Plus:
In 1996 the Company implemented a new employee stock compensation program which grants stock awards with a four-year life and immediate vesting to certain key executive employees under a program known as Shareworks Plus.
Under this program, the value received by the employee upon exercise of the award is determined by the rate of increase in the Company's stock price compared to the rate of increase in the S&P 500 index, measured from the grant date. If the Company's common stock price performance is at or below the price performance of the S&P 500 index, or under certain other circumstances defined in the program, the value to be received by the employee upon exercise is $0. If the Company's common stock price performance is above the price performance of the S&P 500 index the value received by the employee upon exercise, which will normally be paid in common stock of the Company, increases. The Company granted approximately 923,000 awards under this plan during the first six months of 1996. Subject to the approval of the Company's Compensation Committee of the Board of Directors, additional grants will be made quarterly. Terms of the Shareworks Plus program may be modified from time to time by the Compensation Committee of the Board of Directors.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

6.      Stock Compensation Programs:(continued)

In the first quarter of 1996, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-
Based Compensation (SFAS 123). SFAS 123 encourages entities to adopt the fair value method of accounting for their stock-based compensation plans. Under the fair value based method, compensation cost for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the service period, which for the Company is the vesting period. For the Company's Shareworks Plus program, the fair value was determined using option-pricing models that take into account the stock price at the grant date, the exercising price, a two year expected life for the award, an estimated volatility of 30% for the Company's stock price, no expected dividends, and a risk-free interest rate of 5.27% over the expected life of the award. For the Company's other stock compensation plan, Shareworks, the fair value of the match shares was determined by reference to the market value of the stock that was purchased by the employee and the fair value of the grant shares was determined by the market value of the stock at the grant date.

The Company recognized compensation expense of $890 related to the Shareworks plan and $5,995 related to the Shareworks Plus program in the six month period ended June 30, 1996. The pro forma impact of adopting the fair value method of accounting in the six month period ended June 30, 1995 was immaterial primarily because the number of options granted in that period under the 1992 and 1993 Stock Option Plans were not material and the fact that the Shareworks and Shareworks Plus programs were not yet implemented. During the initial phase-in period, the effects of applying SFAS 123 for recognizing compensation cost may not be representative of the effects on reported net loss or income for future quarters or years because the options in the Stock Option Plans and the match and grant shares made under the Shareworks program vest over several years and additional awards will be made in the future.

Under the Company's Shareworks Plus program, the Company granted approximately 923,000 awards during the first six months of 1996, at initial exercise prices that range from $26.62 to $31.13. Approximately 216,000 awards were exercised during the six month period ended June 30, 1996. The fair value of the awards granted was estimated to be $6.50 per award.

7.     	Commitments and Contingencies:

In 1994, several former stockholders of MFS Telecom, a subsidiary of the Company, filed a lawsuit against the Company, the Company's former majority stockholder, Kiewit Diversified Group, Inc. ("KDG"), and the Company's chief executive officer regarding the sale of their shares of MFS Telecom to the Company in September 1992. The plaintiffs alleged that certain information was concealed from them, which caused them to sell their shares at an inadequate price. KDG agreed to indemnify the Company against any claims asserted by the former stockholders. During July 1996 this lawsuit was settled with no cost to the Company.

The Company is also involved in various other claims and regulatory proceedings incidental to its business. Management believes that any resulting liability beyond that provided should not materially affect the Company's financial position, results of operations or cash flows.

           MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

              	Notes to Consolidated Financial Statements
	            (dollars in thousands, except per share data)

8.     	Merger Agreement:

On August 12,1996 the Company issued approximately 58 million shares of common stock and approximately 6 million options to purchase the Company's common stock as consideration for UUNET Technologies, Inc. (UUNET) common stock and options to purchase UUNET common stock, respectively. The aggregate purchase price is estimated to be approximately $2.1 billion. The Company anticipates that a substantial portion of the purchase price will be allocated to intangible assets including goodwill and expects to amortize those intangible assets over periods of up to five years. The actual allocation of the purchase price and determination of useful lives will be made after further evaluation.

          	MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

Item 2.      	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

The Company was founded in 1987 and commenced operations in 1988. The Company operates through its subsidiaries in two business segments, telecommunications services and network systems integration. The telecommunications services segment is comprised of the MFS Telecom Companies, which provide services to large customers through MFS Telecom and MFS Datanet, the MFS Intelenet Companies, which provide services to small and medium sized customers through MFS Intelenet, MFS International, which provides services to customers internationally and MFS Global Network Services, which manages the Company's network platform. The network systems integration segment provides services primarily through MFS Network Technologies. The Company's growth was funded by capital contributions from its former majority stockholder, Kiewit Diversified Group Inc. ("KDG"), until an initial public offering in 1993. Since that public offering, the Company has funded its growth through a combination of debt and equity financing including, most recently, a $1.3 billion common stock offering in July 1996.

Telecommunications Services. The Company's telecommunications services include integrated local and long-distance services as well as special access, private line and high speed data communications services, among others. These services predominately result in monthly recurring revenues. The Company provides these services in an expanding number of major metropolitan areas. As of July, 1996, the Company provides services on its networks, or through the resale of services, or has network operations under development in 52 major metropolitan areas in the United States and abroad.

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

The MFS Telecom Companies
- -------------------------
Through MFS Telecom, the Company provides dedicated special access and private line service to business and government end users. These services are provided primarily over digital fiber optic telecommunications networks that the Company has either installed or acquired and subsequently expanded. The networks also establish a platform that can be used to provide additional enhanced voice, data and video services to its customers. MFS Telecom also offers local switched services to its customers in several areas utilizing the Company's integrated switching platform.

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

The MFS Intelenet Companies
- ---------------------------
Through MFS Intelenet, the Company provides a single source for integrated local and long distance telecommunications services and facilities management to small and medium sized businesses. By utilizing its existing networks and facilities, the Company minimizes capital expenditures for transmission facilities. However, significant capital costs have been and will be incurred for switching equipment, equipment maintained at customer locations and additional building wiring costs.

MFS International
- -----------------
Through MFS International, the Company provides telecommunication services to business and government users predominately in several major European metropolitan areas as well as outbound international service from the United States and Europe. The Company is offering services over its networks, or through resale of international telecommunications services in London, England, Frankfurt, Germany, Paris, France, Stockholm, Sweden, Zurich, Switzerland and Hong Kong.

MFS Global Network Services
- ---------------------------
Through MFS Global Network Services, the Company manages the operation of its network and future network development in order to offer the services described above in a cost effective manner.

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

Results of Operations

The following table presents revenue, loss from operations and EBITDA from each of the Company's reportable business segments for the periods indicated:

                                     	Three Months Ended     	Six Months Ended
                                           June 30,     	          June 30,
                                       ------------------     ----------------
                                     	1996          	1995      	1996       	1995
                                      ----           ----       ----        ----
						                                          (dollars in thousands)
Revenue:
 Telecommunications services... 		$188,403     	$117,079   	$353,993  	$220,867
 Network systems integration...     41,303      	 22,926    	 62,029   	 37,478
                                   -------       -------     -------    -------
 	Total........................ 		$229,706     	$140,005	   $416,022  	$258,345
                                   =======       =======     =======    =======
Loss from operations:
 Telecommunications services... $(69,371)    $(57,432)     $(135,365) $(112,781)
	Network systems integration...     (675)      (1,129)        (2,039)    (2,336)
                                 -------      -------        -------   --------
	 Total........................ $(70,046)   	$(58,561)     $(137,404) $(115,117)
                                 =======      =======        =======   ========
EBITDA:(1)
 Telecommunications services... $(18,722)    $(26,325)      $(37,560)  $(53,197)
	Network systems integration...      199         (588)          (371)    (1,199)
                                 -------      -------         -------   -------
  Total........................ $(18,523)    $(26,913)      $(37,931)  $(54,396)
                                 =======      =======         =======   =======

(1) EBITDA consists of earnings (losses) before interest, income taxes, depreciation, amortization, non cash stock-based compensation and other non-operating income or expenses. EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not intended to represent cash flow for the periods. See Consolidated Statements of Cash Flows.


Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995

Telecommunications Services
- ---------------------------
     Telecommunications services revenue increased to $188.4 million in the three months ended June 30, 1996 from $117.1 million in the three months ended June 30, 1995, an increase of $71.3, or 61%. Revenues for each of the key elements of the telecommunications segment were as follows, in millions:

                                           			1996    	1995    	Increase
                                              ----     ----     --------
             		MFS Telecom Companies       	$ 68.6  	$ 45.5    	$ 23.1
             		MFS Intelenet Companies       	84.6    	64.6      	20.0
             		MFS International             	35.2	     7.0       28.2
                                             -----    -----      -----
                                         			$188.4	  $117.1	    $ 71.3
                                             -----    -----      -----
The increases resulted from increased market penetration of all telecommunications services of the Company.  The especially large increase in revenues, measured on a percentage basis, from MFS International reflect strong sales in the United Kingdom and a growing revenue base in continental Europe.

     Since the end of 1993 the Company has separately tracked the MFS Telecom results of operations for the 14 network cities and expansions that were materially complete at year end 1993 (the "Base Cities Competitive Access Operations"). These Base Cities Competitive Access Operations produced revenue of $42.1 million in the three months ended June 30, 1996 and $30.9 million in the three months ended June 30, 1995, an increase of $11.2 million, or 36%. The increase in revenue from these operations resulted primarily from increased market penetration in these cities. Due to a modification of the Company's internal organization within the telecommunications services segment it will become increasingly less meaningful to separate the Base Cities Competitive Access Operations from other operations because of the increasingly commonality of revenues and costs within Base Cities Competitive Access Operations, expansions and types of services. For this reason, the Company may discontinue separate disclosure for these Base Cities Competitive Access Operations in the future. The Company continues to review other modifications to its financial disclosures which the Company believes will provide more meaningful information about its activities

     Annualized monthly recurring revenue increased to approximately $795 million at June 30, 1996 from approximately $505 million at June 30, 1995, an
increase of 57%.   The increase reflects the sales of additional services to
current and new customers in existing and new markets. Monthly recurring revenue represents monthly service charges billable to telecommunications services customers as of the last day of the period indicated, but excludes non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

     Telecommunications services operating expenses increased to $180.6 million or 96% of segment revenue in the three months ended June 30, 1996 from $118.6 million or 101% of segment revenue in the three months ended June 30, 1995, an
increase of $62.0 million.   The change includes an increase of $45.3 million
in circuit charges, including local and long distance service costs, and personnel costs necessary to support the Company's growth. The remaining increase of $16.7 million relates to increased rent, utilities and other costs incurred to support the increased revenue base. Telecommunications services operating expenses consist of costs associated directly with network operations, including salaries, sales commissions and related employee benefits, rent expense, right-of-way fees, other network costs and local and long distance service costs.

     Telecommunications services depreciation and amortization expense increased to $47.4 million in the three months ended June 30, 1996 from $31.1 million in the three months ended June 30, 1995, an increase of $16.3 million or 52%.
The increase is primarily related to the expanded fixed asset base of the Company's networks which includes increasing amounts of electronic equipment with depreciable lives that are shorter than the Company's other major fixed asset categories.

     Telecommunications services general and administrative expenses increased to $29.8 million in the three months ended June 30, 1996 from $24.8 million in the three months ended June 30, 1995, an increase of $5.0 million or 20%. The change is primarily due to an increase of $4.5 million in personnel costs. Management of the Company expects general and administrative services to continue to increase during 1996 as the Company expands its services.

     Telecommunications EBITDA loss decreased to $(18.7) million in the three months ended June 30, 1996 from $(26.3) million in the three months ended June 30, 1995. EBITDA in 1996 and 1995 for each of the key elements of the telecommunications segment were as follows, in millions:

                                              			1996   	1995    	Change
                                                 ----    ----     ------
                 		MFS Telecom Companies       	$ 11.4	  $ 5.1    	$ 6.3
                 		MFS Intelenet Companies      	(22.3)  (21.1)     (1.2)
                 		MFS International              (7.8)  (10.3)      2.5
                                                 ------  ------    -----
                                                $(18.7) $(26.3)   	$ 7.6
                                                 ------  ------    -----
The increase at the MFS Telecom Companies reflects the high incremental margins inherent in the dedicated special access and private line services primarily provided over the Company's own facilities.  The small increase in EBITDA loss at MFS Intelenet reflects the additional costs incurred to expand the integrated local and long distance telecommunications service markets including normal increases in operating expenses offset by the additional EBITDA margins provided by increased revenues resulting from a sales strategy that emphasized the provision of local switch services in advance of the implementation of the
Telecommunications Act of 1996.  The decrease in EBITDA loss at MFS
International reflects the additional EBITDA margins provided by increased revenues partially offset by the additional costs incurred to expand the
Company's international service, particularly in new markets.

     	The Base Cities Competitive Access Operations produced EBITDA of $22.3 million before parent company allocations in the three months ended June 30, 1996 and $14.4 million in the three months ended June 30, 1995, an increase of $7.9 million, or 55%. For reasons noted earlier, the Company may discontinue separate disclosure for these Base Cities Competitive Access Operations in the future. The Company continues to review other modifications to its financial disclosures which the Company believes will provide more meaningful information about its activities.


Network Systems Integration
- ---------------------------
     Third party revenue from services offered by the Company's network systems integration segment increased to $41.3 million in the three months ended June 30, 1996 from $22.9 million in the three months ended June 30, 1995, an increase
of $18.4 million or 80%.   The increase is due to an  increase in the number of
new projects, including a contract to provide design and construction services for a wireless personal communications system.

     Network systems integration operating expenses increased to $37.3 million in the three months ended June 30, 1996 from $20.5 million in the three months ended June 30, 1995, an increase of $16.8 million or 82%. The increase is primarily due to the increased level of operating expenses related to the projects noted above, including the continuing development and investment in Intelligent Transportation Systems ("ITS") service projects. Network systems integration operating expenses consist of direct costs associated with the network systems integration projects.

    	Network systems integration general and administrative expenses increased to $4.1 million in the three months ended June 30, 1996 from $3.0 million in the three months ended June 30, 1995, an increase of $1.1 million or 37%. The increase reflects the increased third party work noted above.

     Network systems integration EBITDA increased to $.2 million in the three months ended June 30, 1996 from $(.6) million in the three months ended June 30, 1995. This resulted from the increased margins realized from the increase in third party work noted above.

Other Income (Expense)
- ----------------------
     Other income (expense) increased to $(22.6) million of other expense in the three months ended June 30, 1996 from $(6.2) million of other expense in the three months ended June 30, 1995. The increase in other expense resulted primarily from additions to interest expense incurred in connection with the issuance of the 1996 Senior Discount Notes. This increase was partially offset by increased interest income from the investment of the proceeds of the 1996 Senior Discount Notes.

Income Taxes
- ------------
     The income tax expense of $.1 million for the three months ended June 30, 1996 and 1995, resulted from estimated state and foreign tax liabilities.

Net Loss
- --------
     Net loss increased to $92.7 million in the three months ended June 30, 1996 from $64.8 million in the three months ended June 30, 1995, an increase of $27.9 million. The increase resulted primarily from increased depreciation, amortization and interest expense.

Backlog. The network systems integration and facilities management services segment had third party backlog of approximately $202 million at June 30, 1996. Backlog consists of firm contracts less revenue recognized to date by the Company.


Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995

Telecommunications Services
- ---------------------------
     Telecommunications services revenue increased to $354.0 million in the six months ended June 30, 1996 from $220.9 million in the six months ended June 30, 1995, an increase of $133.1, or 60%. Revenues for each of the key elements of the telecommunications segment were as follows, in millions:

                                      1996     1995    Increase
                                      ----     ----    --------
         MFS Telecom Companies       $131.5  $ 85.5    $ 46.0
         MFS Intelenet Companies      164.1   123.5      40.6
         MFS International             58.4    11.9      46.5
                                      -----   -----     -----
                                     $354.0  $220.9    $133.1
                                      -----   -----     -----
The increases resulted from increased market penetration of all telecommunications services of the Company. The especially large increase in revenues, measured on a percentage basis, from MFS International reflect strong sales in the United Kingdom and a growing revenue base in continental Europe.

     The Base Cities Competitive Access Operations produced revenue of $81.7 million in the six months ended June 30, 1996 and $59.8 million in the six months ended June 30, 1995, an increase of $21.9 million, or 37%. The increase in revenue from these operations resulted primarily from increased market penetration in these cities. For reasons noted earlier, the Company may discontinue separate disclosure for these Base Cities Competitive Access Operations in the future. The Company continues to review other modifications to its financial disclosures which the Company believes will provide more meaningful information about its activities.

     Telecommunications services operating expenses increased to $337.0 million or 95% of segment revenue in the six months ended June 30, 1996 from $226.1 million or 102% of segment revenue in the six months ended June 30, 1995, an increase of $110.9 million. The change includes an increase of $87.8 million in circuit charges, including local and long distance service costs, and personnel costs necessary to support the Company's growth. The remaining increase of $23.1 million relates to increased rent, utilities and other costs incurred to support the increased revenue base.

     Telecommunications services depreciation and amortization expense increased to $91.4 million in the six months ended June 30, 1996 from $59.6 million in the
six months ended June 30, 1995, an increase of $31.8  million or 53%.   The
increase is primarily related to the expanded fixed asset base of the Company's networks which includes increasing amounts of electronic equipment with depreciable lives that are shorter than the Company's other major fixed asset categories.

    	Telecommunications services general and administrative expenses increased to $60.9 million in the six months ended June 30, 1996 from $48.0 million in the six months ended June 30, 1995, an increase of $12.9 million or 27%. The change is primarily due to an increase of $10.8 million in personnel costs. Management of the Company expects general and administrative services to continue to increase during 1996 as the Company expands its services.

     Telecommunications EBITDA loss decreased to $(37.6) million in the six months ended June 30, 1996 from $(53.2) million in the six months ended June 30, 1995. EBITDA in 1996 and 1995 for each of the key elements of the telecommunications segment were as follows, in millions:

                                        			  1996     	1995        	Change
                                             ----      ----         ------
               		MFS Telecom Companies  	  $ 23.3   	$  8.6       	$ 14.7
               		MFS Intelenet Companies    (43.1)    (42.1)         (1.0)
                 MFS International          (17.8)    (19.7)          1.9
                                            ------    ------        ------
                                           $(37.6)   $(53.2)      $  15.6
                                            ------    ------        ------
The increase at the MFS Telecom Companies reflects the high incremental margins inherent in the dedicated special access and private line services primarily provided over the Company's own facilities.  The small increase in EBITDA loss at MFS Intelenet reflects the additional costs incurred to expand the integrated local and long distance telecommunications service markets including normal increases in operating expenses offset by the additional EBITDA margins provided by increased revenues resulting from a sales strategy that emphasized the provision of local switch services in advance of the implementation of the
Telecommunications Act of 1996.  The decrease in EBITDA loss at MFS
International reflects the additional EBITDA margins provided by increased revenues partially offset by the additional costs incurred to expand the
Company's international service, particularly in new markets.

     The Base Cities Competitive Access Operations produced EBITDA of $42.9 million before parent company allocations in the six months ended June 30, 1996 and $27.2 million in the six months ended June 30, 1995, an increase of $15.7 million, or 58%. For reasons noted earlier, the Company may discontinue separate disclosure for these Base Cities Competitive Access Operations in the future. The Company continues to review other modifications to its financial disclosures which the Company believes will provide more meaningful information about its activities.

Network Systems Integration
- ---------------------------
     Third party revenue from services offered by the Company's network systems integration segment increased to $62.0 million in the six months ended June 30, 1996 from $37.5 million in the six months ended June 30, 1995, an increase of
$24.5 million or 65%.   The increase is due to an increase in the number of new
projects, including a contract to provide design and construction services for a wireless personal communications system.

    	Network systems integration operating expenses increased to $55.0 million in the six months ended June 30, 1996 from $32.9 million in the six months ended June 30, 1995, an increase of $22.1 million or 67%. The increase is primarily due to the increased level of operating expenses related to the projects noted above, including the continuing development and investment in ITS service projects.

     Network systems integration general and administrative expenses increased to $7.8 million in the six months ended June 30, 1996 from $5.8 million in the six months ended June 30, 1995, an increase of $2.0 million or 34%. The increase reflects the increased third party work noted above.

     Network systems integration EBITDA loss decreased to $(0.4) million in the six months ended June 30, 1996 from $(1.2) million in the six months ended June 30, 1995. This resulted from the increased margins realized from the increase in third party work noted above.

Other Income (Expense)
- ----------------------
     Other income (expense) increased to $(41.3) million of other expense in the six months ended June 30, 1996 from $(13.4) million of other expense in the six months ended June 30, 1995. The increase in other expense resulted primarily from additions to interest expense incurred in connection with the issuance of the 1996 Senior Discount Notes. This increase was partially offset by increased interest income from the investment of the proceeds of the 1996 Senior Discount Notes.

Income Taxes
- ------------
     The income tax expense of $.2 million for the six months ended June 30, 1996 and 1995, resulted from estimated state and foreign tax liabilities.

Net Loss
- --------
     Net loss increased to $178.9 million in the six months ended June 30, 1996 from $128.7 million in the six months ended June 30, 1995, an increase of $50.2 million. The increase resulted primarily from increased depreciation, amortization and interest expense.


Liquidity and Capital Resources

	    The Company's total assets have increased to $2.4 billion at June 30, 1996.
The Company's growth was funded by capital contributions from its former majority stockholder, KDG, until an initial public offering in 1993.  Since that public offering, the Company has funded its growth through a combination of debt and equity financing including, most recently, a $1.3 billion common stock offering in July 1996.  The Company's current assets at June 30, 1996 (prior to the July common stock offering) of $595.5 million, including cash and marketable securities aggregating $287.1 million, exceeded current liabilities of $311.3 million, providing working capital of $284.2 million.  Network and equipment, net of depreciation, comprise $1.4 billion of total assets.

     The Company's operating activities used net cash of $78.4 million in the six months ended June 30, 1996 and $66.8 million in the six months ended June 30, 1995. The increase in cash used by operating activities was primarily due to the increased loss from operations incurred expanding the Companies services and an increase in cash used supporting increased levels of accounts receivable and other assets which is partially offset by increased depreciation, amortization and non cash interest expense.

     In order to finance the Company's operations and network development, the Company has utilized a variety of financing vehicles including:

- -capital contributions from its former majority shareholder,
- -proceeds from its initial public offering and a follow-on public offering in 1993,
- -proceeds from 9 3/8% Senior Discount Notes in 1994,
- -availability of proceeds from various revolving credit facilities arranged in 1994 and 1995,
- -proceeds from a public offering of Depositary Shares which represent an interest in preferred stock of the Company, in 1995,
- -sale-leaseback transactions in 1995 and,
- -proceeds from 8 7/8% Senior Discount Notes in the first quarter of 1996.

Proceeds from these financing transactions that occurred in the six month periods ended June 30, 1996 and 1995 resulted in net cash provided by financing activities of $549.5 million and $312.0 million, respectively.

	    Including the proceeds of the July common stock offering on a pro forma basis, at June 30, 1996, the Company had approximately $1.9 billion of available liquidity, including cash, marketable securities and unused lines of credit.

    	During the first six months of 1996, the Company's capital expenditures, including the acquisitions of businesses, were $311.9 million compared to $265.8 million in the first six months of 1995. The capital expenditures are primarily for the construction or expansion of networks and the purchase of related equipment. Net cash used in all investing activities was $447.6 million in the first six months of 1996 and $235.1 million in the first six months of 1995.

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

     Expenditures for the initiatives are subject to the Company's review of a number of factors including the cost of any additional capital required, technological developments and market conditions. In addition, each initiative may be implemented in whole or in part, and independently of any other initiative, ensuring that the Company retains maximum financial and operating flexibility. The Company anticipates that implementation of these initiatives including certain of the Internet-related initiatives, will, together with currently anticipated expenditures, result in total anverage annual capital expenditures of approximately $1.0 billion to $1.3 billion over the period of implementation, which the Company expects to be up to four years. Since a significant portion of the Company's capital expenditures are success-based (that is, related directly to revenue growth), actual capital expenditures may vary significantly from the above range depending on the level of incremental sales. This range is also subject to a number of factors, including the pace and extent of network development, levels of incremental sales, as well as regulatory actions by state, federal and international authorities, which, individually or in the aggregate, could cause material changes in capital expenditure requirements. The available liquidity at June 30, 1996 and the proceeds from the common stock offering completed in July will be used to fund the initial capital expenditures of these initiatives. The Company expects to fund the balance of its capital requirements through existing resources, internally generated funds and additional debt or equity financing as appropriate.

Merger Agreement

     	On August 12, 1996 the Company issued approximately 58 million shares of common stock and approximately 6 million options to purchase the Company's common stock as consideration for UUNET Technologies, Inc. (UUNET) common stock and options to purchase UUNET common stock, respectively. The aggregate purchase price is estimated to be approximately $2.1 billion. The Company anticipates that a substantial portion of the purchase price will be allocated to intangible assets including goodwill and expects to amortize those intangible assets over periods of up to five years. The actual allocation of the purchase price and determination of useful lives will be made after further evaluation.

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

Accounting for Stock-Based Compensation

   	In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123 encourages entities to adopt a fair value based method of accounting for employee stock compensation plans, however it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting. Under the intrinsic value based method, many companies, including MFS, had not previously recognized compensation costs for many of their stock compensation plans.

    	The Company adopted the fair value based method of SFAS 123 in the first quarter of 1996. The Company believes that the fair value method of accounting more appropriately reflects the substance of the transaction between an entity that issues stock options, or other stock-based instruments, and its employees; that is, an entity has granted something of value to an employee (the stock option or other instrument) generally in return for their continued employment and services. The Company believes that the value of the insturment granted to employees should be recognized in financial statements because nonrecognition implies that either the instruments have no value or that they are free to employees, neither of which is an accurate reflection of the substance of the transaction. Although the recognition of the value of the instruments results in compensation expense in an entity's financial statements, the expense differs from other common forms of compensation expenses in that these charges typically will not be settled in cash, but rather through issuance of common stock.

   	The Company has introduced certain changes to its stock-based compensation plans, including a new award plan for key executive employees which ultimately have value to the employee only if the Company's stock price outperforms the S&P 500. The Company has granted approximately 923,000 awards under the new plan in the first six months of 1996, and anticipates that additional grants will be made on a quarterly basis. The amount of non cash stock-based compensation expense recorded in the six month period ended June 30, 1996, as measured under SFAS 123, was $6,885. The Company believes that these charges will continue in 1996 and thereafter. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options and awards granted and the fair value estimated at the time of grant.

Effects of Inflation

    	Inflation has not had a significant effect on Company operations.  However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

Forward-looking Statements

    	The matters discussed in this Form 10Q contain forward-looking statements that involve risks and uncertainties including risk of changing market conditions, competitive and regulatory risk associated with the telecommunications and Internet industries, the impact of competitive services and pricing, the impact of the Telecommunications Act of 1996, the successful and timely completion of the UUNET Technologies, Inc. merger, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

            	MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                        	PART II - OTHER INFORMATION
                      --------------------------------

Item 1. Legal Proceedings

     	On March 4, 1994, several of the former minority stockholders of 	MFS
Telecom, Inc., a subsidiary of the Company, filed a lawsuit	against 	Kiewit
Diversified Group Inc.("KDG"), the Company and its chief	executive	officer in
the United States District Court for the	Northern District	of Illinois, Case
No. 94C-1381, captioned Arthur	Brantman et al. v.	MFS Communications Company,
Inc. et al.  	Plaintiffs alleged that MFS	fraudulently concealed material
information about its plans from them,	causing them to sell their shares at an
inadequate price and further alleged damages of at least $100 million.  KDG agreed to indemnify the Company against any claims asserted by the former stockholders.  On July 9, 1996 this lawsuit was settled with no cost to the
Company.

Item 6.	 Exhibits and Reports on Form 8-K

(a)	     Exhibits

11      	Schedule computing consolidated net loss per share	applicable to
common stockholders.

(b)     	A report on Form 8-K, dated April 30, 1996, was filed reporting	under
Item 5 that the Company and UUNET Technologies, Inc. executed	an agreement and
plan of merger.

        	A report on Form 8-K, dated May 10, 1996, was filed reporting under
Item 5 that the Company plans to undertake a series of initiatives
designed to position it to take advantage of opportunities created	by changes
in telecommunications laws and the rapid development of Internet-based communications networks.

                            SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 		MFS COMMUNICATIONS COMPANY, INC.



                                 		/s/ R. Douglas Bradbury
                                 --------------------------------
Dated:  August 14, 1996          	R. Douglas Bradbury
                                 		Chief Financial Officer