Form 10-Q
period 1996-09-30
MFS COMMUNICATIONS CO INC
filed 1996-11-12
CIK 898623

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended September 30, 1996

                                   or

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period ______________ to ______________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No
                                              ----------     -----------

     The number of shares outstanding of each class of the issuer's common stock, as of November 6, 1996:

          Common Stock ($.01 par value)..............  222,066,879 shares

            MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES


                     Part I - Financial Information
                     ------------------------------

                                                                    Page
                                                                    ----
Item 1.   Financial Statements

          Consolidated Statements of Operations...................    1
          Consolidated Balance Sheets.............................    2
          Consolidated Statement of Changes in Stockholders' Equity   4
          Consolidated Statements of Cash Flows...................    5
          Notes to Consolidated Financial Statements..............    7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........   12


                        Part II - Other Information
                        ---------------------------
Item 1.   Legal Proceedings.......................................   23

Item 4.   Submission of Matters to a Vote of Security Holders.....   23

Item 6.   Exhibits and Reports on Form 8-K........................   24

Signature ........................................................   25

            MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                  Consolidated Statements of Operations
                               (unaudited)

                                    Three months ended      Nine months ended
(dollars in thousands                   September 30           September 30
 except per share data)             -------------------     ------------------
                                      1996        1995         1996      1995
--------------------------------------------------------------------------------
Revenue                             $308,022    $153,717    $724,044   $412,062

Costs and expenses:
 Operating expenses                  272,806     144,559     664,890    403,576
 Depreciation and amortization       119,837      37,985     212,425     98,706
 General and administrative
  expenses                            50,901      32,019     119,655     85,743
                                    --------    --------    --------   --------
                                     443,544     214,563     996,970    588,025
                                    --------    --------    --------   ---------
Loss from operations                (135,522)    (60,846)   (272,926)  (175,963)

Other income (expense):
 Interest income                      19,897       3,571      30,688     10,383
 Interest expense, net               (27,917)     (9,422)    (78,397)   (28,173)
 Other                                  (482)       (292)     (2,109)    (1,772)
                                    ---------   ---------   ---------  ---------
    Total other income (expense)      (8,502)     (6,143)    (49,818)   (19,562)
                                    ---------   ---------   ---------  ---------
Loss before income taxes            (144,024)    (66,989)   (322,744)  (195,525)
Income tax expense                      (100)       (250)       (300)      (450)
                                    ---------   ---------   ---------  ---------
Net loss                            (144,124)    (67,239)   (323,044)  (195,975)

Dividends on preferred stock          (7,460)     (7,701)    (21,992)    (7,701)
                                    ---------   ---------   ---------  ---------
Net loss applicable to common
 stockholders                      $(151,584)   $(74,940)  $(345,036) $(203,676)
                                   ==========   =========  ========== ==========
Net loss per share applicable
 to common stockholders               ($0.79)     ($0.58)     ($2.34)    ($1.58)
                                      =======     =======     =======    =======

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                   (dollars in thousands, except per share data)

                                        September 30,         December 31,
                                            1996                  1995
                                         (unaudited)

  ASSETS
  ------
Current assets:
 Cash and cash equivalents............   $  349,074           $   51,182
 Marketable securities................      995,667               85,715
 Accounts receivable..................      269,559              140,302
 Costs and earnings in excess of billings
   on uncompleted contracts...........       91,669               45,142
 Other current assets.................       63,494               51,703
                                         ----------           ----------
      Total current assets                1,769,463              374,044

Networks and equipment, at cost.......    1,950,617            1,315,952
 Less accumulated depreciation
   and amortization...................     (330,878)            (213,548)
                                         ----------           ----------
     Networks and equipment, net......    1,619,739            1,102,404

Goodwill, net.........................    2,166,397              281,848
Other assets, net.....................      261,188              108,838
                                         ----------           ----------
     Total assets.....................   $5,816,787           $1,867,134
                                         ==========           ==========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

             MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets
              (dollars in thousands, except per share data)

                                        September 30,         December 31,
                                            1996                 1995
                                        (unaudited)

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
Current liabilities:
 Current portion of notes payable and
   long-term debt.....................   $    9,256           $    1,995
  Current portion of capital lease
   obligations........................        4,737                1,922
 Accounts payable.....................      255,312              172,407
 Accrued costs and billings in excess of
   revenue on uncompleted contracts...       53,549               28,686
 Accrued compensation.................       21,331                6,119
 Other current liabilities............      107,391               63,328
                                         ----------           ----------
     Total current liabilities........      451,576              274,457

Notes payable and long-term debt, less current
 portion..............................    1,354,286              692,059
Capital lease obligations, less
 current portion......................       33,825               31,412
Other liabilities.....................       26,764               27,902
Minority interest.....................       13,311               10,972

Commitments and contingencies (Note 9)

Stockholders' equity:
 Preferred stock, $.01 par value.  Authorized
   25,000,000 shares:
     Series A, 8% cumulative convertible;
      issued 94,992 in 1996 and 95,000 in 1995,
      variable liquidation preference..           1                    1
     Series B, 7 3/4% cumulative convertible;
      issued 15,000,000 in 1996 and 1995,
      liquidation preference $1.00 per share
      plus unpaid dividends............         150                  150
 Common stock, $.01 par value.  Authorized
   400,000,000 shares;  issued 221,642,709 in
   1996 and 130,260,228 in 1995 (Note 5)      2,216                  651
 Additional paid-in capital............   4,911,760            1,512,394
 Other.................................       1,172                 (768)
 Accumulated deficit...................    (978,274)            (555,221)
                                         ----------           ----------
                                          3,937,025              957,207
 Treasury stock, 5,800,000 shares,
   at cost.............................       -                 (126,875)
                                         ----------           ----------
    Total stockholders' equity.........   3,937,025              830,332
                                         ----------           ----------
    Total liabilities and stockholders'
     equity............................  $5,816,787           $1,867,134
                                         ==========           ==========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Equity

                 For the Nine Months Ended September 30, 1996
                                 (unaudited)

                              Series A      Series B           Additional
                              Preferred     Preferred  Common   Paid-in             Accumulated   Treasury
(dollars in thousands)          Stock         Stock    Stock    Capital     Other     Deficit      Stock        Total
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996     $    1        $  150   $  651  $1,512,394  $  (768)  $(555,221)   $(126,875)   $ 830,332
Issuance of common stock          -             -        357   1,280,639      -          -            -       1,280,996
Issuance of common stock and
 stock options for acquisition    -             -        582   2,113,508      -          -            -       2,114,090
Stock dividend on Series A
 Preferred Stock                  -             -          5      21,211      -       (21,216)        -            -
Stock options exercised           -             -         21      17,806      -          -            -          17,827
Amortization of deferred
 charge                           -             -         -         -       1,017        -            -           1,017
Foreign currency adjustment       -             -         -         -         651        -            -             651
Change in unrealized
  investment gain (loss)          -             -         -         -         214        -            -             214
Retirement of treasury stock      -             -        (29)    (48,053)     -       (78,793)     126,875         -
Stock compensation plan
 additions                        -             -         -       14,884      -          -            -          14,884
Two-for-one stock split           -             -        629        (629)     -          -            -            -
Other                             -             -         -         -          58        -            -              58
Net loss                          -             -         -         -         -      (323,044)        -        (323,044)
                               -------       -------  -------  ---------   ------   ---------    ---------   ----------
Balance at September 30, 1996  $    1        $  150   $2,216  $4,911,760  $ 1,172   $(978,274)   $    -      $3,937,025
                               =======       =======  =======  =========   ======   =========    =========   ==========

____________________________________________________________________________________________________________________________
See accompanying notes to consolidated financial statements.

             MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                (unaudited)

                                                   Nine months ended
                                                      September 30,
                                                 ----------------------
(dollars in thousands)                             1996           1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                     $ (323,044)    $ (195,975)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                 212,425         98,706
   Non cash interest expense                      71,272         26,193
   Non cash compensation expense                  10,915           -
   Loss on sale of investments                       -            1,272
   Changes in assets and liabilities, net
    of effects of acquisitions:
    Accounts receivable and other assets        (155,358)       (69,979)
    Accounts payable and other liabilities        83,012         24,207
                                               ---------      ---------
      Net cash used in operating activities     (100,778)      (115,576)
                                               ---------      ---------
Cash flows from investing activities:
 Purchases of networks and equipment            (533,122)      (367,701)
 Proceeds from maturities and sales of
   marketable securities                         411,985        499,795
 Purchases of marketable securities           (1,306,689)      (297,801)
 Purchases of minority interest in
   subsidiaries                                      -           (1,572)
 Net cash acquired (used) in acquisitions of
   businesses                                      7,712        (14,858)
 Additions to deferred costs and other           (20,940)       (13,159)
                                              ----------      ---------
      Net cash used in investing activities   (1,441,054)      (195,296)
                                              ----------      ---------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt
   and notes payable                             633,892          6,075
 Proceeds from issuance of common stock        1,280,996            -
 Proceeds from issuance of preferred stock           -          306,646
 Payments on long-term debt, including current
   portion                                       (92,991)        (3,407)
 Proceeds from exercise of stock options          17,827          5,128
                                              ----------      ---------
      Net cash provided by financing
       activities                              1,839,724        314,442
                                              ----------      ---------
Net change in cash and cash equivalents          297,892          3,570
Cash and cash equivalents at beginning
 of period                                        51,182         21,518
                                              ----------      ---------
Cash and cash equivalents at end of period    $  349,074      $  25,088
                                              ==========      =========

Supplemental schedule of non cash financing and investing activities:

The Company recognized common stock dividends on preferred stock of $21,992 and $7,701 in the nine month periods ended September 30, 1996 and 1995, respectively. The Company also issued 15,000,000 shares of Series B preferred stock in exchange for 5,800,000 of the Company's common stock during the third quarter of 1995.

The Company capitalized non-cash interest expense of $11,108 and $13,857 in the nine month periods ended September 30, 1996 and 1995, respectively.

In the third quarter of 1996, the Company purchased the stock and stock options of UUNET Technologies, Inc., for stock and stock options of the Company. In connection with the acquisition, liabilities were assumed as follows:

     Fair value of tangible assets acquired          $  164,005
     Fair value of intangible assets acquired         2,076,388
     Stock and stock options issued                  (2,114,090)
                                                     ----------
     Liabilities assumed                             $  126,303
                                                     ==========
______________________________________________________________________________
See accompanying notes to consolidated financial statements.

             MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                (unaudited)

Supplemental schedule of non cash financing and investing activities:

In the first nine months of 1995, the Company purchased the stock of companies that provide telecommunications services in Richmond, Virginia, Denver, Colorado and White Plains, New York for $12,655 in cash and the issuance of stock. In connection with the acquisitions, liabilities were assumed as follows:

     Fair value of tangible assets acquired             $11,328
     Fair value of intangible assets acquired            13,226
     Cash paid for stock                                (12,655)
     Stock issued                                        (5,912)
                                                        -------
     Liabilities assumed                                $ 5,987
                                                        =======
______________________________________________________________________________
See accompanying notes to consolidated financial statements.

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

2.  Acquisition of UUNET Technologies, Inc.:

    Effective August 12, 1996, the Company purchased the common stock, and options to purchase the common stock, of UUNET Technologies, Inc. ("UUNET"). UUNET is a provider of a comprehensive range of Internet access services, applications, and consulting services to businesses, professionals and on-line service providers. The total cost of the acquisition was approximately $2,114,090, excluding transaction costs and liabilities assumed. The Company issued approximately 58.2 million shares of common stock and approved options to purchase approximately 6.2 million shares of the Company's common stock in the acquisition.

    The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of the acquisition, and the results of operations have been included in the accompanying financial statements since the date of acquisition. The total purchase price in excess of the fair market of the net assets acquired, including identifiable intangibles, was recorded as goodwill. The goodwill is being amortized on a straight-line basis over a 5 year life.

    The following unaudited pro forma information shows the results of the Company as though the acquisition occurred as of the beginning of each period indicated. These results include certain adjustments consistent with the Company's accounting policies related to amortization of intangible assets. These results are not necessarily indicative of the results that actually would have been obtained if the acquisition had been in effect at the beginning of each period or which may be attained in the future.

                                             Nine months ended
                                               September 30,
                                         -------------------------
                                          1996               1995
       Revenue                          $847,572           $466,871
       Net loss                         (585,333)          (527,021)
       Loss per share applicable
        to common stockholders             (3.11)             (2.82)

             MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

               Notes to Consolidated Financial Statements
              (dollars in thousands, except per share data)

3.  Merger Agreement:

    The Company and WorldCom, Inc. ("WorldCom") announced the execution of a merger agreement dated August 25, 1996. According to the terms of the merger agreement each share of MFS common stock will be exchanged for 2.1 shares of WorldCom common stock and each share of MFS Series A and Series B preferred stock will be exchanged for shares of WorldCom preferred stock. WorldCom is one of the largest long distance telecommunications companies in the United States, offering domestic and international voice, data and video products and services to business customers, other carriers and the residential market. The merger is expected to close in late 1996 or early 1997 following approval of various federal, state and local regulatory authorities. Approval of the shareholders of the Company and WorldCom is also required.

4.  Income Taxes:

    The income tax expense of $100 and $250 for the three months ended September 30, 1996 and 1995, respectively, and $300 and $450 for the nine months ended September 30, 1996 and 1995, respectively, resulted from estimated state and foreign tax liabilities.

5.  Capital Stock:

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

6.  Loss Per Share:

    Loss per common share has been computed using the weighted average number of shares outstanding for each period. The number of shares used in computing loss per share, which have been adjusted due to the two-for-one stock split, was 190,697,000 and 147,455,000 for the three and nine month periods ended September 30, 1996 and 129,319,000 and 129,005,000 for the three and nine month periods ended September 30, 1995, respectively.

7.  Long Term Debt:

    (a)Loan Agreement:
    On January 2, 1996, the Company entered into a $20,000 loan agreement with an equipment manufacturer and a bank. The loans under the agreement, which include interest at a variable rate, will be used to purchase equipment supplied by the manufacturer. The loans are being repaid in semi-annual principal installments of $2,000 beginning June 20, 1996, subject to certain adjustments, and are collateralized by the equipment purchased. The agreement contains certain covenants and restrictions similar to the Company's Credit Facilities. The Company may prepay any amounts under the agreement without premium or penalty at any time.

              MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                Notes to Consolidated Financial Statements
               (dollars in thousands, except per share data)

7.  Long Term Debt: (continued)

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

                    Year                         Percentage
                    2001.......................    103.32%
                    2002.......................    102.21%
                    2003.......................    101.11%
                    2004 and thereafter........    100.00%

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

    (c)UUNET debt:
    In connection with the acquisition of UUNET in the third quarter of 1996, the Company assumed long-term debt of approximately $34,429. This debt is primarily related to an agreement that provides for the purchase of equipment used in the construction of a network to be used by Microsoft Corporation ("Microsoft") and UUNET (see Note 10). Principal and interest, at the higher of 7.74% or the applicable federal rate at the time of an advance (6.48% at September 30, 1996) are payable on each advance quarterly over five years. Borrowings under the agreement are collateralized by the equipment purchased.

8.  Stock Compensation Programs:

    The Company has several stock based compensation programs in effect at September 30, 1996. The programs are described as follows:

    (a)Stock Option Plans:
    The Company's 1992 and 1993 Stock Plans authorize, among other things, the grant of options at not less than 100% of the fair market value at the date of the option grant. The Compensation Committee of the Board of Directors administers the stock plans. Options vest over a five-year period and are generally exercisable up to five years after the grant is completely vested. Options granted under the 1992 and 1993 plans during the first nine months of 1996 were not material.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

8.  Stock Compensation Programs: (continued)

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

    The match plan allows eligible employees to defer between 1% and 10% of eligible pay to purchase common stock of the Company at the stock price on each pay period date. The Company matches the shares purchased by the employee on a one-for-one basis. The stock which is credited to each employee's account to match the employee's purchase during any calendar quarter, vests three years after the end of that quarter. The amount deferred by employees for purchases of stock from January 1, 1996 through September 30, 1996 was $3,970.

    (c)Shareworks Plus:
    In 1996 the Company implemented a new employee stock compensation program which grants stock awards with a four-year life and immediate vesting to certain key executive employees under a program known as Shareworks Plus. Under this program, the value received by the employee upon exercise of the award is determined by the rate of increase in the Company's stock price compared to the rate of increase in the S&P 500 index, measured from the grant date. If the Company's common stock price performance is at or below the price performance of the S&P 500 index, or under certain other circumstances defined in the program, the value to be received by the employee upon exercise is $0. If the Company's common stock price performance is above the price performance of the S&P 500 index the value received by the employee upon exercise, which will normally be paid in common stock of the Company, increases. The Company granted approximately 1,392,000 awards under this plan during the first nine months of 1996. Subject to the approval of the Company's Compensation Committee of the Board of Directors, additional grants will be made quarterly. Terms of the Shareworks Plus program may be modified from time to time by the Compensation Committee of the Board of Directors.

    In the first quarter of 1996, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages entities to adopt the fair value method of accounting for their stock-based compensation plans. Under the fair value based method, compensation cost for stock based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the service period, which for the Company is the vesting period. For the Company's Shareworks Plus program, the fair value was determined using option-pricing models that take into account the stock price at the grant date, the exercise price, a two year expected life for the award, an estimated volatility of 30% for the Company's stock price, no expected dividends, and a risk-free interest rate of 5.27% over the expected life of the award. For the Company's other stock compensation plan, Shareworks, the fair value of the match shares was determined by reference to the market value of the stock that was purchased by the employee and the fair value of the grant shares was determined by the market value of the stock at the grant date.

                 MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 (dollars in thousands, except per share data)

8.  Stock Compensation Programs:(continued)

    The Company recognized compensation expense of $10,915 related to the Shareworks and Shareworks Plus programs in the nine month period ended September 30, 1996. The pro forma impact of adopting the fair value method of accounting in the nine month period ended September 30, 1995 was immaterial primarily because the number of options granted in that period under the 1992 and 1993 Stock Option Plans were not material and the fact that the Shareworks and Shareworks Plus programs were not yet implemented. During the initial phase-in period, the effects of applying SFAS 123 for recognizing compensation cost may not be representative of the effects on reported net loss or income for future quarters or years because the options in the Stock Option Plans and the match and grant shares made under the Shareworks program vest over several years and additional awards will be made in the future.

    Under the Company's Shareworks Plus program, the Company granted approximately 1,392,000 awards during the first nine months of 1996, at initial exercise prices that range from $26.62 to $37.63. Approximately 337,000 awards were exercised during the nine month period ended September 30, 1996. The fair value of the awards granted was estimated to be $6.50 per award.

    (d)UUNET Stock Option Plans:
    The Company adopted UUNET's existing stock option plans upon acquisition. The exercise of options in those plans would result in the issuance of approximately 6.2 million shares of the Company's common stock. The effective exercise prices in those plans range from $0.03 to $42.19 per share.

9.  Commitments and Contingencies:

    In 1994, several former stockholders of MFS Telecom, a subsidiary of the Company, filed a lawsuit against the Company, the Company's former majority stockholder, Kiewit Diversified Group Inc. ("KDG"), and the Company's chief executive officer regarding the sale of their shares of MFS Telecom to the Company in September 1992. The plaintiffs alleged that certain information was concealed from them, which caused them to sell their shares at an inadequate price. KDG agreed to indemnify the Company against any claims asserted by the former stockholders. During July 1996 this lawsuit was settled with no cost to the Company.

    The Company is also involved in various other claims and regulatory proceedings incidental to its business. Management believes that any resulting liability beyond that provided should not materially affect the Company's financial position, results of operations or cash flows.

10. Network Agreement:

    UUNET and Microsoft are parties to an agreement (the "Microsoft Agreement") for the development, operation and maintenance of a high speed dial-up and ISDN TCP/IP access network (the "Dial-Up Network"). Microsoft is obligated to reimburse UUNET for the cost of the facilities and maintaining and operating the Dial-Up Network, as well as pay a management fee. The initial term of the Microsoft Agreement expires in March 2000, and it may be extended by Microsoft for an additional five-year term. UUNET also entered into a loan agreement with Microsoft which allows UUNET to borrow funds to finance the purchase of equipment for the construction of the Dial-Up Network (see Note 7). UUNET owns the network equipment, subject to Microsoft's security interest. UUNET controls and operates the Dial-Up Network and is able to sell a portion of the Dial-Up Network capacity to other customers. Revenues of the Company for the third quarter of 1996 include $18,239 related to this agreement.

               MFS COMMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

The Company was founded in 1987 and commenced operations in 1988. The Company operates through its subsidiaries in two business segments, communications services and network systems integration. The communications services segment is comprised of the MFS Telecom Companies, which provide telecommunications services to large customers, the MFS Intelenet Companies, which provide telecommunications services to small and medium sized customers, MFS International, which provides telecommunications services to customers internationally, and MFS Global Network Services, which manages the Company's network platform. With the acquisition of UUNET Technologies, Inc. ("UUNET" and with its subsidiaries, the "UUNET Companies") on August 12, 1996, the Company also provides Internet-related communications services to customers. The network systems integration segment provides services primarily through MFS Network Technologies. The Company's growth was funded by capital contributions from its former majority stockholder, Kiewit Diversified Group Inc. ("KDG"), until an initial public offering in 1993. Since that public offering, the Company has funded its growth through a combination of debt and equity financing including, most recently, a $1.3 billion common stock offering in July 1996.

Communications Services. The Company's communication services include integrated local and long-distance telecommunication services as well as special access, private line and high speed data communications services and Internet access, among others. These services predominantly result in monthly recurring revenues. The Company provides these services in an expanding number of major metropolitan areas. As of October, 1996, the Company provides services on its networks, through the resale of services, or has network operations under development in 57 major metropolitan areas in the United States and abroad.

The development of the Company's businesses and the installation and expansion of its networks require significant expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. As this customer base grows, incremental revenues are added with minimal additional expense, providing significant contributions to cash flow. The Company also incurs ongoing capital expenditures with respect to both existing and new networks which are directly related to the installation of new revenue producing circuits and Internet access facilities. These costs vary based on the specific type of circuit or facilities nstalled and the location.

The MFS Telecom Companies
-------------------------
Through the MFS Telecom Companies, the Company provides dedicated special access and private line services to businesses and government end users. These services are provided primarily over digital fiber optic telecommunications networks that the Company has either installed or acquired and subsequently expanded. The networks also establish a platform that can be used to provide additional enhanced voice, data and video services to its customers. MFS Telecom also offers local switched services to its customers in several areas utilizing the Company's integrated switching platform.

The Company also provides high-speed data communications services to business and government users over an international ATM network which the Company believes to be the most advanced in the world. This service is provided using the Company's networks for customers located in buildings where the Company already provides special access, private line or switched services, requiring significantly less capital expenditures because data communications customers can, to a certain extent, utilize existing fiber optic networks, electronics and building equipment rooms. The Company will incur additional capital costs for the installation of new revenue producing circuits. The level of costs may vary based upon the type of circuit installed and the location of the customer.

The MFS Intelenet Companies
---------------------------
Through the MFS Intelenet Companies, the Company provides a single source for integrated local and long distance telecommunications services and facilities management to small and medium sized businesses. By utilizing its existing networks and facilities, the Company minimizes capital expenditures for transmission facilities. However, significant capital costs have been and will be incurred for switching equipment, equipment maintained at customer locations and additional building wiring costs.

MFS International
-----------------
Through MFS International, the Company provides telecommunication services to business and government users predominantly in several major European metropolitan areas as well as outbound international service from the United States and Europe. The Company is offering services over its networks, or through resale of international telecommunications services in London, Frankfurt, Paris, Stockholm, Zurich, Milan and Hong Kong and is preparing to provide service in Tokyo and Amsterdam.

UUNET Companies
---------------
Through the UUNET Companies, the Company provides a full range of Internet access options, applications and other services, including Web server hosting, client software and security products, to businesses, professionals and on-line service providers, both in the United States and internationally. The Company provides these services utilizing a network that provides both dedicated and dial-up internet access. The Company will incur additional capital costs to support the expansion of the network in the United States and internationally.

MFS Global Network Services
---------------------------
Through MFS Global Network Services, the Company manages the operation of its network and future network development in order to offer the services described above in a cost effective manner.

The incurrence of significant initial development and roll out expenses in advance of anticipated future revenues will continue to affect the operating results of the communications services segment. Anticipated sales growth in the communications services segment will also continue to drive increasing deployment of electronic equipment required to initiate customer service.

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

Results of Operations

The following table presents revenue, loss from operations and EBITDA from each of the Company's reportable business segments for the periods presented:

                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                -------------------     -------------------
                                1996          1995       1996          1995
                                ----          ----       ----          ----
Revenue:
 Communications services...  $245,043      $131,432    $599,036      $352,299
 Network systems integration
  services.................    62,979        22,285     125,008        59,763
                              -------       -------     -------       -------
    Total..................  $308,022      $153,717    $724,044      $412,062
                             ========      ========    ========      ========
Loss from operations:
 Communications services... $(134,043)     $(58,940)  $(269,408)     $(171,721)
 Network systems integration
  services................     (1,479)       (1,906)     (3,518)        (4,242)
                             -------        ------     --------       --------
    Total.................. $(135,522)     $(60,846)  $(272,926)     $(175,963)
                            =========      ========   =========      =========
EBITDA:(1)
 Communications services...  $(11,010)     $(21,621)   $(48,570)      $(74,817)
 Network systems integration
  services................      (645)       (1,240)     (1,016)        (2,439)
                             -------       -------     -------        -------
    Total.................  $(11,655)     $(22,861)   $(49,586)      $(77,256)
                            ========      ========    ========       ========
(1) EBITDA consists of earnings (losses) before interest, income taxes, depreciation, amortization, non cash stock-based compensation and other non-
operating income or expenses.  EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance.  EBITDA is not intended to represent cash flow for the periods.  See Consolidated
Statements of Cash Flows.

Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995

Communications Services
-----------------------
     Communications services revenue increased  to $245.0 million in the three months ended September 30, 1996 from $131.4 million in the three months ended
September 30, 1995, an increase of $113.6 million or 86%.  Revenues for each of the key elements of the communications segment were as follows, in millions:

                                         1996      1995    Increase
                                         ----      ----    --------
         MFS Telecom Companies         $ 74.3    $ 51.2     $ 23.1
         MFS Intelenet Companies         85.0      68.9       16.1
         MFS International               43.0      11.3       31.7
         UUNET Companies                 42.7       -         42.7
                                       ------    ------     ------
                                       $245.0    $131.4    $ 113.6
                                       ------    ------    -------
The increase resulted from the acquisition of UUNET as of August 12, 1996, and from increased market penetration of all communications services of the Company.
The especially large increase in revenues, measured on a percentage basis, from
MFS International reflect strong sales in the United Kingdom and a growing revenue base in continental Europe.

     Since the end of 1993 the Company has separately tracked the MFS Telecom results of operations for the 14 network cities and expansions that were materially complete at year end 1993 (the "Base Cities Competitive Access
Operations"). These Base Cities Competitive Access Operations produced revenue of $45.5 million in the three months ended September 30, 1996 and $33.9 million in the three months ended September 30, 1995, an increase of $11.6 million, or 34%. The increase in revenue from these operations resulted primarily from increased market penetration in these cities. Due to a modification of the Company's internal organization within the communications services segment it will become increasingly less meaningful to separate the Base Cities Competitive
Access Operations from other operations because of the increasing commonality of revenues and costs within Base Cities Competitive Access Operations, expansions and types of services. For this reason, the Company may discontinue separate disclosure for these Base Cities Competitive Access Operations in the future.
The Company continues to review other modifications to its financial disclosures which the Company believes will provide more meaningful information about its activities.

     Annualized monthly recurring revenue increased to approximately $1,175 million at September 30, 1996 from approximately $565 million at September 30, 1995, an increase of 108%. The increase reflects the sales of additional services to current and new customers in existing and new markets and the acquisition of UUNET. Monthly recurring revenue represents monthly service charges billable to communications services customers as of the last day of the period indicated, but excludes non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

     Communications services operating expenses increased to $212.4 million or 86% of segment revenue in the three months ended September 30, 1996 from $125.3 million or 95% of segment revenue in the three months ended September 30, 1995, an increase of $87.1 million. The change includes an increase of $64.5 million in circuit charges, including local and long distance service costs, and personnel costs necessary to support the Company's growth. The remaining increase of $22.6 million relates to increased rent, utilities and other costs incurred to support the increased revenue base. Communication services operating expenses consist of costs associated directly with network operations, including salaries, sales commissions and related employee benefits, purchased local and long distance service costs, rent expense, right-of-way fees and other network costs.

     Communications services depreciation and amortization expense increased to $119.3 million in the three months ended September 30, 1996 from $37.3 million in the three months ended September 30, 1995, an increase of $82.0 million.
The increase is primarily related to amortization expense of approximately $60 million on the intangible assets recorded in the UUNET acquisition and to the expanded fixed asset base of the Company's networks.

     Communications services general and administrative expenses increased to $47.4 million in the three months ended September 30, 1996 from $27.8 million in the three months ended September 30, 1995, an increase of $19.6 million or 71%.
The change is primarily due to an increase of $7.9 million in personnel costs.
Management of the Company expects general and administrative services to continue to increase during 1996 as the Company expands its services.

     Communications EBITDA loss decreased to $(11.0) million in the three months ended September 30, 1996 from $(21.6) million in the three months ended
September 30, 1995. EBITDA in 1996 and 1995 for each of the key elements of the telecommunications segment were as follows, in millions:

                                        1996       1995      Change
                                        ----       ----      ------
        MFS Telecom Companies         $ 12.5     $  7.1     $  5.4
        MFS Intelenet Companies        (20.9)     (18.3)      (2.6)
        MFS International               (6.2)     (10.4)       4.2
        UUNET Companies                  3.6        -          3.6
                                      ------     ------     ------
                                      $(11.0)    $(21.6)    $ 10.6
                                      ------     ------     ------

The increase at the MFS Telecom Companies reflects the high incremental margins inherent in the dedicated special access and private line services primarily provided over the Company's own facilities. The small increase in EBITDA loss at MFS Intelenet reflects the additional costs incurred to expand the integrated local and long distance telecommunications service markets including normal increases in operating expenses offset by the additional EBITDA margins provided by increased revenues resulting from a sales strategy that emphasized the provision of local switch services in connection with the implementation of the Telecommunications Act of 1996. The decrease in EBITDA loss at MFS
International reflects the additional EBITDA margins provided by increased revenues partially offset by the additional costs incurred to expand the Company's international service, particularly in new markets.

     The Base Cities Competitive Access Operations produced EBITDA of $24.7 million before parent company allocations in the three months ended September
30, 1996 and $16.5 million in the three months ended September 30, 1995, an increase of $8.2 million, or 50%. For reasons noted earlier, the Company may discontinue separate disclosure for these Base Cities Competitive Access
Operations in the future. The Company continues to review other modifications to its financial disclosures which the Company believes will provide more meaningful information about its activities.

Network Systems Integration Services
------------------------------------
     Third party revenue from services offered by the Company's network systems integration segment increased to $63.0 million in the three months ended
September 30, 1996 from $22.3 million or 183%.   The increase is due to an
increase in the number of new projects, including a contract to provide design and construction services for a wireless personal communications system.

     Network systems integration operating expenses increased to $60.4 million in the three months ended September 30, 1996 from $19.3 million in the three months ended September 30, 1995, an increase of $41.1 million or 213%. The increase is primarily due to the increased level of operating expenses related to the projects noted above, including the continuing development and investment in Intelligent Transportation Systems ("ITS") service projects. Network systems integration operating expenses consist of direct costs associated with the network systems integration projects.

     Network systems integration general and administrative expenses decreased to $3.5 million in the three months ended September 30, 1996 from $4.2 million in the three months ended September 30, 1995, a decrease of $0.7 million. The decrease reflects decreases across several expense categories including legal and professional services and travel and entertainment costs.

     Network systems integration EBITDA loss decreased to $(0.6) million in the three months ended September 30, 1996 from $(1.2) million in the three months ended September 30, 1995. This resulted primarily from the decrease in general and administrative costs noted above.

Other Income (Expense)
----------------------
     Other income (expense) increased to $(8.5) million of other expense in the three months ended September 30, 1996 from $(6.1) million of other expense in the three months ended September 30, 1995.  The increase in other expense resulted primarily from additions to interest expense incurred in connection with the issuance of the 1996 Senior Discount Notes.  This increase was partially offset by increased interest income from the investment of the proceeds of the 1996 Senior Discount Notes.

Income Taxes
------------
     The income tax expense of $.1 million and $.25 million for the three months ended September 30, 1996 and 1995, respectively, resulted from estimated state and foreign tax liabilities.

Net Loss
--------
     Net loss increased to $144.1 million in the three months ended September
30, 1996 from $67.2 million in the three months ended September 30, 1995, an increase of $76.9 million.  The increase resulted primarily from increased depreciation, amortization and interest expense.

     Backlog. The network systems integration and facilities management services segment had third party backlog of approximately $184 million at September 30, 1996. Backlog consists of firm contracts less revenue recognized to date by the Company.

Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

Communications Services
-----------------------
     Communications services revenue increased to $599.0 million in the nine months ended September 30, 1996 from $352.3 million in the nine months ended
September 30, 1995, an increase of $246.7, or 70%.  Revenues for each of the key elements of the telecommunications segment were as follows, in millions:

                                        1996      1995     Increase
                                        ----      ----     --------
          MFS Telecom Companies        $205.8    $136.7     $ 69.1
          MFS Intelenet Companies       249.1     192.4       56.7
          MFS International             101.4      23.2       78.2
          UUNET Companies                42.7       -         42.7
                                       ------    ------     ------
                                       $599.0    $352.3     $246.7
                                       ------    ------     ------
The increase resulted from increased market penetration of all communications services of the Company and from the acquisition of UUNET.  The especially large increase in revenues, measured on a percentage basis, from MFS International reflect strong sales in the United Kingdom and a growing revenue base in continental Europe.

     The Base Cities Competitive Access Operations produced revenue of $127.2 million in the nine months ended September 30, 1996 and $93.7 million in the nine months ended September 30, 1995, an increase of $33.5 million, or 36%. The increase in revenue from these operations resulted primarily from increased market penetration in these cities. For reasons noted earlier, the Company may discontinue separate disclosure for these Base Cities Competitive Access
Operations in the future. The Company continues to review other modifications to its financial disclosures which the Company believes will provide more meaningful information about its activities.

     Communications services operating expenses increased to $549.5 million or
92% of segment revenue in the nine months ended September 30, 1996 from $351.4 million or 100% of segment revenue in the nine months ended September 30, 1995,
an increase of $198.1 million.   The change includes an increase of $141.6
million in circuit charges, including local and long distance service costs, and personnel costs necessary to support the Company's growth.  The remaining increase of $56.5 million relates to increased rent, utilities and other costs incurred to support the increased revenue base.

     Communications services depreciation and amortization expense increased to $210.6 million in the nine months ended September 30, 1996 from $96.9 million in the nine months ended September 30, 1995, an increase of $113.7 million. The increase is primarily related to amortization expense of approximately $60 million on the intangible assets recorded in the UUNET acquisition and to the expanded fixed asset base of the Company's networks.

     Communications services general and administrative expenses increased to $108.3 million in the nine months ended September 30, 1996 from $75.7 million in the nine months ended September 30, 1995, an increase of $32.6 million or 43%.
The change is primarily due to an increase of $17.6 million in personnel costs.
Management of the Company expects general and administrative services to continue to increase during 1996 as the Company expands its services.

     Communications EBITDA loss decreased to $(48.6) million in the nine months ended September 30, 1996 from $(74.8) million in the nine months ended September
30, 1995. EBITDA in 1996 and 1995 for each of the key elements of the telecommunications segment were as follows, in millions:

                                            1996     1995     Change
                                            ----     ----     ------
           MFS Telecom Companies          $ 35.9   $ 15.7     $ 20.2
           MFS Intelenet Companies         (64.1)   (60.4)      (3.7)
           MFS International               (24.0)   (30.1)       6.1
           UUNET Companies                   3.6       -         3.6
                                          ------   ------     ------
                                          $(48.6)  $(74.8)    $ 26.2
                                          ------   ------     ------

The increase at the MFS Telecom Companies reflects the high incremental margins inherent in the dedicated special access and private line services primarily provided over the Company's own facilities. The small increase in EBITDA loss at MFS Intelenet reflects the additional costs incurred to expand the integrated local and long distance telecommunications service markets including normal increases in operating expenses offset by the additional EBITDA margins provided by increased revenues resulting from a sales strategy that emphasized the provision of local switch services in connection with the implementation of the Telecommunications Act of 1996. The decrease in EBITDA loss at MFS
International reflects the additional EBITDA margins provided by increased revenues partially offset by the additional costs incurred to expand the Company's international service, particularly in new markets.

     The Base Cities Competitive Access Operations produced EBITDA of $67.6 million before parent company allocations in the nine months ended September 30, 1996 and $43.8 million in the nine months ended September 30, 1995, an increase of $23.8 million, or 54%. For reasons noted earlier, the Company may discontinue separate disclosure for these Base Cities Competitive Access
Operations in the future. The Company continues to review other modifications to its financial disclosures which the Company believes will provide more meaningful information about its activities.

Network Systems Integration
---------------------------
     Third party revenue from services offered by the Company's network systems integration segment increased to $125.0 million in the nine months ended
September 30, 1996 from $59.8 million in the nine months ended September 30,
1995, an increase of $65.2 million or 109%.   The increase is due to an increase
in the number of new projects, including a contract to provide design and construction services for a wireless personal communications system.

     Network systems integration operating expenses increased to $115.4 million in the nine months ended September 30, 1996 from $52.2 million in the nine months ended September 30, 1995, an increase of $63.2 million or 121%. The increase is primarily due to the increased level of operating expenses related to the projects noted above, including the continuing development and investment in ITS service projects.

     Network systems integration general and administrative expenses increased to $11.3 million in the nine months ended September 30, 1996 from $10.0 million in the nine months ended September 30, 1995, an increase of $1.3 million. The increase reflects the increased third party work noted above.

     Network systems integration EBITDA loss decreased to $(1.0) million in the nine months ended September 30, 1996 from $(2.4) million in the nine months ended September 30, 1995. This resulted from the increased margins realized from the increase in third party work noted above.

Other Income (Expense)
----------------------
     Other income (expense) increased to $(49.8) million of other expense in the nine months ended September 30, 1996 from $(19.6) million of other expense in the nine months ended September 30, 1995.  The increase in other expense resulted primarily from additions to interest expense incurred in connection with the issuance of the 1996 Senior Discount Notes.  This increase was partially offset by increased interest income from the investment of the proceeds of the 1996 Senior Discount Notes.

Income Taxes
------------
     The income tax expense of $.3 million and $.45 million for the nine months ended September 30, 1996 and 1995, respectively, resulted from estimated state and foreign tax liabilities.

Net Loss
--------
     Net loss increased to $323.0 million in the nine months ended September 30,
1996 from $196.0 million in the nine months ended September 30, 1995, an increase of $127.0 million.  The increase resulted primarily from increased depreciation, amortization and interest expense.

Liquidity and Capital Resources

     The Company's total assets have increased to $5.8 billion at September 30, 1996. The Company's growth was funded by capital contributions from its former majority stockholder, KDG, until an initial public offering in 1993. Since that public offering, the Company has funded its growth through a combination of debt and equity financing including, most recently, a $1.3 billion common stock offering in July 1996. The Company's current assets at September 30, 1996 of
$1,769.5 million, including cash and marketable securities aggregating $1,344.7 million, exceeded current liabilities of $451.6 million, providing working capital of $1,317.9 million. Network and equipment, net of depreciation, comprise $1.6 billion of total assets.

     The Company's operating activities used net cash of $100.8 million in the nine months ended September 30, 1996 and $115.6 million in the nine months ended
September 30, 1995. The decrease in cash used by operating activities reflects improvement in the margins that the Company is generating as it grows its businesses, increased interest income, and an increase in liabilities, partially offset by an increase in cash used to support increased levels of accounts receivable and other assets.

     In order to finance the Company's operations and network development, the Company has utilized a variety of financing vehicles including:

-capital contributions from its former majority shareholder, -proceeds from its initial public offering and a follow-on public offering in
 1993,
-proceeds from 9 3/8% Senior Discount Notes in 1994,
-availability of proceeds from various revolving credit facilities arranged in 1994 and 1995,
-proceeds from a public offering of Depositary Shares which represent an interest in preferred stock of the Company, in 1995, -sale-leaseback transactions in 1995,
-proceeds from 8 7/8% Senior Discount Notes in the first quarter of 1996 and, -proceeds from a public offering of common stock in July 1996.

Proceeds from these financing transactions that occurred in the nine month periods ended September 30, 1996 and 1995 resulted in net cash provided by financing activities of $1,839.7 million and $314.4 million, respectively.

     During the first nine months of 1996, the Company's capital expenditures, including the acquisitions of businesses, were $525.4 million compared to $384.1 million in the first nine months of 1995. The capital expenditures are primarily for the construction or expansion of networks and the purchase of related equipment. Net cash used in all investing activities was $1,441.1 million in the first nine months of 1996 including the investment of the proceeds from the July 1996 common stock offering, and $195.3 million in the first nine months of 1995.

     On May 7, 1996 the Company announced that it intends to undertake certain initiatives designed to take advantage of opportunities created by changes in telecommunications laws and the rapid development of Internet-based communications networks. These initiatives involve increasing the number of cities served, expanding its networks in existing cities, constructing or acquiring its own intercity and transoceanic high capacity network, accelerating central office interconnection, deployment of additional switches, and providing high-speed local Internet access.

     Expenditures for the initiatives are subject to the Company's review of a number of factors including the cost of any additional capital required, technological developments and market conditions. In addition, each initiative may be implemented in whole or in part, and independently of any other initiative, ensuring that the Company retains maximum financial and operating flexibility. The Company anticipates that implementation of these initiatives including certain of the Internet-related initiatives, will, together with currently anticipated expenditures, result in total average annual capital expenditures of approximately $1.0 billion to $1.3 billion over the period of implementation, which the Company expects to be up to four years. Since a significant portion of the Company's capital expenditures are success-based
(that is, related directly to revenue growth), actual capital expenditures may vary significantly from the above range depending on the level of incremental sales. This range is also subject to a number of factors, including the pace and extent of network development, levels of incremental sales, as well as regulatory actions by state, federal and international authorities, which, individually or in the aggregate, could cause material changes in capital expenditure requirements. The available liquidity at September 30, 1996 will be used to fund the initial capital expenditures of these initiatives. The Company expects to fund the balance of its capital requirements through existing resources, internally generated funds and additional debt or equity financing as appropriate.

Other Matters

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

     The Company and WorldCom, Inc. ("WorldCom") announced the execution of a merger agreement dated August 25, 1996. According to the terms of the merger agreement each share of MFS common stock will be exchanged for 2.1 shares of WorldCom common stock and each share of MFS Series A and Series B preferred stock will be exchanged for shares of WorldCom preferred stock. WorldCom is one of the largest long distance telecommunications companies in the United States, offering domestic and international voice, data and video products and services to business customers, other carriers and the residential market. The merger is expected to close in late 1996 or early 1997 following approval of various federal, state and local regulatory authorities. Approval of the shareholders of the Company and WorldCom is also required.

Accounting for Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for
Stock-Based Compensation. SFAS 123 encourages entities to adopt a fair value based method of accounting for employee stock compensation plans, however it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting. Under the intrinsic value based method, many companies, including MFS, had not previously recognized compensation cost for many of their stock compensation plans.

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

     The Company has introduced certain changes to its stock-based compensation plans, including a new award plan for key executive employees which ultimately have value to the employee only if the Company's stock price outperforms the S&P
500. The Company has granted approximately 1,392,000 awards under the new plan in the first nine months of 1996 and anticipates that additional grants may be made on a quarterly basis. The amount of non cash stock-based compensation expense recorded in the nine month period ended September 30, 1996, as measured under SFAS 123, was $10,915. The Company believes that these charges may continue in 1996 and thereafter. The amount of the non-cash charge will be dependent upon a number of factors, including the number of options and awards granted and the fair value estimated at the time of grant.

Effects of Inflation

     Inflation has not had a significant effect on Company operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

Forward-looking Statements

     The matters discussed in this Form 10Q contain forward-looking statements that involve risks and uncertainties including risk of changing market conditions, competitive and regulatory risk associated with the telecommunications and Internet industries, the impact of competitive services and pricing, the impact of the Telecommunications Act of 1996, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION
                        ---------------------------
Item 1.    Legal Proceedings
           -----------------
    On March 4, 1994, several of the former minority stockholders of MFS
    Telecom, Inc., a subsidiary of the Company, filed a lawsuit against Kiewit
    Diversified Group Inc., the Company and its chief executive officer in the
    United States District Court for the Northern District of Illinois, Case No.
    94C-1381, captioned Arthur Brantman et al. v.  MFS Communications Company,
    Inc. et al.  Plaintiffs alleged that MFS fraudulently concealed material information about its plans from them, causing them to sell their shares at an inadequate price and further alleged damages of at least $100 million.
    On July 9, 1996 this lawsuit was settled with no cost to the Company.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
(a) The regular annual meeting of stockholders of the registrant was held August
    10, 1996.

(b) At the annual meeting, the stockholders:

    (i) approved the issuance of the Company's common stock in connection with either the Agreement and Plan of Merger between the Company and UUNET
    Technologies, Inc. ("UUNET") or a Stockholder Option, Voting and Proxy
    Agreement between the Company and certain stockholders of UUNET. The issuance was approved by a vote of the stockholders as follows:

           Affirmative votes        181,198,824
           Negative votes               612,693
           Abstentions                  184,467
           Broker non-votes          22,747,116

    (ii) voted to re-elect four directors of the Company. Each nominee for director was elected by a vote of the stockholders as follows:

                                 Affirmative     Negative        Votes
                                    Votes         Votes         Withheld
                                 -----------     --------       --------
          James Q. Crowe         202,912,949     1,830,152          -
          Royce J. Holland       202,890,589     1,852,512          -
          R. Douglas Bradbury    202,914,455     1,828,646          -
          William J. Grewcock    202,646,961     2,096,140          -

    The following directors have terms of office that continued after the meeting: Howard Gimbel, Richard R. Jaros, Robert E. Julian, David C.
    McCourt, Ronald W. Roskens, Walter Scott, Jr., Kenneth E. Stinson and
    Michael B. Yanney.

    (iii) adopted amendments to the MFS 1993 Stock Plan. The amendments were approved by a vote of the stockholders as follows:

                Affirmative votes      168,648,692
                Negative votes          29,750,673
                Abstentions              1,488,175
                Broker non-votes         4,855,561

    (iv) adopted amendments to the MFS 1995 Deferred Stock Purchase Plan. The amendments were approved by a vote of the stockholders as follows:

                Affirmative votes      195,745,108
                Negative votes           3,776,335
                Abstentions              1,501,142
                Broker non-votes         3,730,516

    (v) ratified the appointment by the Board of Directors of Coopers &
    Lybrand L.L.P. as independent auditors of the Company for the 1996 fiscal year. The appointment was ratified by a vote of the stockholders as follows:

                Affirmative votes      202,407,040
                Negative votes           2,166,136
                Abstentions                169,925

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
(a) Exhibits

11 Statement regarding computation of net loss per share applicable to common shareholders.

(b) A report on Form 8-K, dated August 1, 1996, was filed reporting under Item 5 the Company's results of operations for the 2nd quarter of 1996 in the form of a press release.

    A report on Form 8-K, dated August 12, 1996, was filed reporting under Item 2 that the Company had completed the acquisition of UUNET Technologies, Inc.

    A report on Form 8-K, filed August 26, 1996, reported under Item 5 that the
    Company had executed an agreement and plan of merger with WorldCom, Inc.

                                 SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MFS COMMUNICATIONS COMPANY, INC.



                                       /s/ R. Douglas Bradbury
                                       -------------------------------------
Dated:  November 12, 1996              R. Douglas Bradbury
                                       Chief Financial Officer
