Form 10-K/A
period 1995-12-31
MFS COMMUNICATIONS CO INC
filed 1996-11-19
CIK 898623

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

                   X ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                                       or

  [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  _____ TO _____

                           Commission File No. 0-21594

                        MFS Communications Company, Inc.

              A Delaware Corporation I.R.S. Employer No. 47-0714388

                11808 Miracle Hills Drive, Omaha, Nebraska 68154
                         Telephone Number (402) 231-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, Par Value $.01
                    Series A Preferred Stock, Par Value $.01
                    Series B Preferred Stock, Par Value $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price on March 11, 1996 the aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $3,731,037,199*.

At March 11,1996, 62,766,250 shares of the Registrant's common stock were outstanding.

*After the first anniversary date of the issuance of the Series B Preferred Stock, each share may be converted into .0231884 shares of the Company's common stock. Therefore, for purposes of determining the market value of the Series B Preferred Stock, each share has been given a value of $1.44 (.0231884 of the $62.25 market price per share of the Company's common stock on March 11, 1996).

         Item 13 of Part III of the Form 10-K of MFS Communications Company, Inc. ("MFS" or the "Company") for the fiscal year ended December 31, 1995 is amended and restated in its entirety as stated below:


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. McCourt is a director and president of, and owns, directly or indirectly, approximately 17.5% of the voting stock of Metropolitan Fiber Systems/McCourt, Inc. ("MFS/McCourt"). In 1995, the amount owed by MFS/McCourt to MFS Telecom, Inc., either in the form of preferential payments or shares of preferred stock held by MFS Telecom, Inc. or indebtedness by MFS Telecom, Inc., increased to $51.1 million from $44.9 million in 1994.

         On May 5, 1995, the Company purchased Northeast Networks, Inc. a competitive access provider providing service to Westchester County, New York from C-TEC, of which Mr. McCourt is the Chairman and Chief Executive Officer, for a purchase price of $6.2 million. An affiliate of the Company, Metropolitan Fiber Systems of New Jersey, Inc. has a 66-2/3% interest in MFS/C-TEC, a New Jersey limited partnership. The remaining 33-1/3% interest is held by an affiliate of C-TEC. As of December 31, 1995, the Company had an outstanding cash advance to MFS/C-TEC of $289,545.

         Mr. Andrew Lipman, Senior Vice President of the Company, is a partner in the law firm of Swidler & Berlin, Chartered, of Washington, D.C. The firm provides legal services to the Company and was paid fees of approximately $2.9 million, $2.9 million and $6.1 million in 1993, 1994 and 1995, respectively. Mr. Lipman has an arrangement with the Company under which he is expected to devote a substantial portion of his time to the Company's legal/regulatory matters.

         The following information is provided with respect to John W. Sidgmore, the Chief Executive Officer of UUNET Technologies, Inc. ("UUNET"), a wholly owned subsidiary of MFS which was acquired by MFS in August 1996 through the merger of a wholly owned subsidiary of MFS with and into UUNET (the "Merger"). In May 1994, UUNET entered into an employment agreement with Mr. Sidgmore. Pursuant to the terms of the agreement, Mr. Sidgmore's base salary is $220,000 per year, plus a bonus targeted at $130,000 per year. Mr. Sidgmore received a $200,000 signing bonus in 1994, a $150,000 bonus in July 1995 for the period July 1, 1994 through June 30, 1995, and a bonus of $82,500 in February 1996 for the period July 1 through December 31, 1995. If UUNET terminates Mr. Sidgmore's employment without cause, he will receive severance payments totaling $300,000. UUNET granted to Mr. Sidgmore options to purchase at $0.16 per share 1,244,100 shares of UUNET Common Stock pursuant to the employment agreement (which options were exercised and certain of the shares issued remain subject to a right of repurchase, which right lapses over time). In the event of a change in control of UUNET (and subsequently, MFS) or an involuntary termination other than for cause of Mr. Sidgmore's employment by UUNET, UUNET's (and subsequently, MFS') right of repurchase lapses with respect to 50 percent of any of the shares subject to a right of repurchase at the time and such right also lapses over time (the "Repurchase Right").

         Pursuant to option and stock purchase agreements between each of various officers and UUNET, upon consummation of the Merger, the vesting and lapse of repurchase rights accelerated with respect to 50% of (a) unvested options and (b) outstanding shares issued upon option exercise subject to a right of repurchase, in each case, as of the effective date of the Merger (the "Effective Date"). If as a result of such acceleration, any officer of UUNET incurred an excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986 or corresponding provisions of applicable state law, UUNET paid such officer when due to the applicable tax authority an amount (the "Transfer") sufficient to pay (i) the excise tax and (ii) any and all federal, state and local taxes payable with respect to the receipt of the Transfer. The total amount that UUNET paid in connection with all Transfers was approximately $3.6 million. Of such amout, Mr. Sidgmore received a payment from UUNET of $2,182,654.

         In addition, MFS agreed to, or to cause UUNET to, honor in accordance with their terms, all employment, severance and similar agreements to which UUNET or any of its subsidiaries is a party and all provisions for vested benefits or other vested amounts earned or accrued through the Effective Date under UUNET's benefit plans.

         As of November 6, 1996 and as a result of the Merger, Mr. Sidgmore beneficially owned 1,984,495 shares of MFS Common Stock, which includes 44,131 shares of MFS Common Stock held by a trust of which Mr. Sidgmore is the sole trustee, with sole voting and disposition control. Of the 1,984,495 shares of MFS Common Stock, 421,282 shares of MFS Common Stock are held subject to the Repurchase Right, which lapses with respect to 13,164 shares of MFS Common Stock on the last day of each calendar month. In addition, Mr Sidgmore has an option to purchase 9,776 shares of MFS Common Stock (with an exercise price of $3.38 per share) and an option to purchase 7,067 shares of MFS Common Stock (with an exercise price of $21.80). The option to acquire the 9,776 shares of MFS Common Stock is currently exerciseable and the option to acquire 7,067 shares of MFS Common Stock is exerciseable as of December 31, 2002; provided, however, that if certain performance goals are met, the option will become exerciseable on March 31, 1997.

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MFS COMMUNICATIONS COMPANY, INC.


Date:  November 19, 1996


                                   By:  /s/ TERRENCE J. FERGUSON
                                        Terrence J. Ferguson
                                        Senior Vice President and Secretary