Form 10-K405
period 1996-12-31
MFS COMMUNICATIONS CO INC
filed 1997-03-31
CIK 898623

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____TO_____

                          Commission File No. 33-72594
                               (formerly 0-21594)

                        MFS COMMUNICATIONS COMPANY, INC.

 A Delaware Corporation                       I.R.S. Employer No. 47-0714388
                11808 Miracle Hills Drive, Omaha, Nebraska 68154
                        Telephone Number (402) 231-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

MFS Communications Company, Inc. is a wholly-owned subsidiary of WorldCom, Inc., and there is no market for the registrant's common stock. As of March 15, 1997, there was 1 share of the registrant's sole class of common stock outstanding.

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K, and is therefore filing this form with the reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits filed with the Registrant's (i) Registration Statement on Form S-1 (Registration No. 33-59358), as amended, (ii) Current Report on Form 8-K, dated January 31, 1994, (iii) Annual Report on Form 10-K for the fiscal year ended December 31, 1994, (iv) Current Report on Form 8-K, dated September 30, 1995, (v) Current Report on Form 8-K, dated April 27, 1995, (vi) Current Report on Form 8-K, dated January 23, 1996, (vii) Current Report on Form 8-K, dated August 12, 1996, and (viii) Appendix I to the Joint Proxy Statement/Prospectus dated November 14, 1996 included in the Registration Statement on Form S-4 (Registration No. 333-16015) of WorldCom, Inc. originally filed on November 14, 1996, are incorporated by reference into Part IV of this Report on Form 10-K.

                               TABLE OF CONTENTS

ITEM                                                                           PAGE
----                                                                           ----
                                     PART I
1.    Business..........................................................         1
2.    Properties........................................................         2
3.    Legal Proceedings.................................................         2
4.    Submission of Matters to a Vote of Security Holders...............         2

                                    PART II

5.    Market for Registrant's Common Stock and Related Stockholder
        Matters.........................................................         2
6.    Selected Financial Data...........................................         2
7.    Management's Discussion and Analysis of Financial Condition and
        Results of Operations...........................................         3
8.    Financial Statements and Supplementary Data.......................         7
9.    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure........................................        52

                                    PART III

10.   Directors and Executive Officers of the Registrant................        52
11.   Executive Compensation............................................        52
12.   Security Ownership of Certain Beneficial Owners and Management....        52
13.   Certain Relationships and Related Transactions....................        52

                                    PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K          53

                        MFS COMMUNICATIONS COMPANY, INC.

PART I

ITEM 1.  BUSINESS

         MFS Communications Company, Inc. ("MFS" or the "Company") provides facilities-based communications services and systems to business and government. MFS is organized as a holding company and operates through its subsidiaries in two business segments, communications services and network systems integration services. MFS was founded in 1987 and commenced operations in 1988. Effective at 11:58 p.m. on December 31, 1996, WorldCom, Inc. ("WorldCom") acquired the Company pursuant to the merger (the "Merger") of HIJ Corp., a wholly-owned subsidiary of WorldCom, with and into MFS. Upon consummation of the Merger, the Company became a wholly-owned subsidiary of WorldCom.

         MFS provides communications services domestically and internationally in the form of: (i) dedicated special access and private line circuits, local switched service and high speed data communications to large business customers; (ii) single source integrated local and long distance switched services, high speed data communications services and facilities management to medium and small businesses; (iii) local access to long distance companies;
(iv) local access, ATM-based backbone service and interconnection via Network Access Points ("NAPs") to Internet service providers and (v) a comprehensive range of Internet-based services. MFS provides communications services by utilizing its international network platform, which consists of MFS-owned transmission and switching facilities and network capacity leased from the other carriers primarily in the United States and Western Europe.

         On August 12, 1996, MFS acquired UUNET Technologies, Inc. ("UUNET") through a merger of a subsidiary of MFS with and into UUNET. UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and consulting services tailored to meet the needs of businesses and professionals. UUNET's solution has been designed to address many of the needs of businesses and professionals relating to Internet use. The UUNET solution is based upon UUNET's high performance, domestic and international network infrastructure designed specifically to provide reliable Internet connectivity to businesses with demanding throughput requirements.

         UUNET makes available to customers a variety of products and services, including dedicated and dial-up Internet access, Web server hosting and content development services, client software and security products and training, all of which can be integrated by UUNET through its network integration and consulting services. UUNET enables Internet users to purchase access, applications and services, including integration services, through a single source. UUNET's products and services are supported by a technical staff that is highly experienced in Internet operations and services. UUNET's network operations center monitors traffic across UUNET's network 24 hours per day, seven days per week.

         MFS provides network systems integration services primarily through MFS Network Technologies, Inc. ("MFS Network Technologies"). Initially created to design and build MFS' networks in a high quality and cost-effective manner, MFS Network Technologies provides network systems integration services for MFS and third parties which desire to deploy sophisticated networks, including intelligent transportation systems, voice and data networks, interactive distance learning networks, security systems and combined cable television-telephone networks.

ITEM 2.  PROPERTIES

         The Company leases space for sales office and/or administrative facilities, collector node, collocation sites, general storage space, and equipment rooms for switches and other peripheral equipment. Such leased properties do not lend themselves to description by character or location. Although additional space will be leased as networks are expanded, the Company considers its properties to be adequate for its present and foreseeable requirements. The Company's fiber optic network includes aerial and underground cable and conduit which is located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to governmental consent or lease, permit, easement or other agreement. The Company owns a corporate headquarters building at 11808 Miracle Hills Drive, Omaha, Nebraska on a site covering approximately five acres. The building has approximately 100,000 square feet of office space. The Company also owns an approximate 10,000 square foot building in Memphis, Tennessee.


ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.


PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company is a wholly-owned subsidiary of WorldCom and there is no market for the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

         Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The full Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K. The following analysis represents an abbreviated version of management's analysis of the results of operations for 1996, excluding the effects of the December 31, 1996 acquisition of the Company described below, as compared to 1995.

         MFS Communications Company, Inc. was founded in 1987 and commenced operations in 1988. Effective at 11:58 p.m. on December 31, 1996, WorldCom acquired the Company pursuant to the Merger of HIJ Corp., a wholly-owned subsidiary of WorldCom, with and into MFS. Upon consummation of the Merger, the Company became a wholly-owned subsidiary of WorldCom. MFS provides facilities-based communications services and systems to business and government. The Company is organized as a holding company and operates through its subsidiaries in two business segments, communications services and network systems integration services.

         MFS provides communications services domestically and internationally in the form of: (i) dedicated special access and private line circuits, local switched service and high speed data communications to large business customers; (ii) single source integrated local and long distance switched services, high speed data communications services and facilities management to medium and small businesses; (iii) local access to long distance companies;
(iv) local access, ATM-based backbone service and interconnection via NAPs to Internet service providers and (v) a comprehensive range of Internet-based services. The Company provides communications services by utilizing its international network platform, which consists of MFS-owned transmission and switching facilities and network capacity leased from the other carriers primarily in the United States and Western Europe.

         On August 12, 1996, MFS acquired UUNET through a merger of a subsidiary of MFS with and into UUNET. UUNET is a leading worldwide provider of a comprehensive range of Internet access options, applications, and consulting services to businesses and professionals. UUNET's solution has been designed to address many of the needs of businesses and professionals relating to Internet use. The UUNET solution is based upon UUNET's high performance, domestic and international network infrastructure designed specifically to provide reliable Internet connectivity to businesses with demanding throughput requirements.

         UUNET makes available to customers a variety of products and services, including dedicated and dial-up Internet access, Web server hosting and content development services, client software and security products and training, all of which can be integrated by UUNET through its network integration and consulting services. UUNET enables Internet users to purchase access, applications and services, including integration services, through a single source. UUNET's products and services are supported by a technical staff that is highly experienced in Internet operations and services. UUNET's network operations center monitors traffic across UUNET's network 24 hours per day, seven days per week.

         MFS provides network systems integration services primarily through MFS Network Technologies. Initially created to design and build MFS' networks in a high quality and cost-effective manner, MFS Network Technologies provides network systems integration services for MFS and third parties which desire to deploy sophisticated networks, including intelligent transportation systems, voice and data networks, interactive distance learning networks, security systems and combined cable television-telephone networks.

         Communications Services. The Company's communications services predominately result in monthly recurring revenues. The Company provides these services in an expanding number of major metropolitan areas. The development of the Company's businesses and the installation and expansion of its networks require significant expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. As this customer base grows, incremental revenues are added with minimal additional expense, providing significant contributions to cash flow. The Company also incurs ongoing capital expenditures with respect to both existing and new networks which are directly related to the installation of new revenue producing circuits. These costs vary based on the specific type of circuit installed and the location of the customer.

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

RESULTS OF OPERATIONS

         The following table presents revenue and loss from operations from each of the Company's reportable business segments for the periods presented:

                                                  Year Ended
                                                 December 31,
                                           --------------------------
                                              1996           1995
                                              ----           ----
Revenue:
    Communications services ............   $   927,007    $   498,225
    Network systems integration services       187,999         84,969
                                           -----------    -----------
        Total ..........................   $ 1,115,006    $   583,194
                                           ===========    ===========

Loss from operations:
    Communications services ............   $(1,768,156)   $  (234,055)
    Network systems integration services        (4,561)        (5,250)
                                           -----------    -----------
        Total ..........................   $(1,772,717)   $  (239,305)
                                           ===========    ===========

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

Communications Services

         Communications services revenue increased to $927.0 million in 1996 from $498.2 million in 1995, an increase of $428.8 million or 86%. The increase resulted from the acquisition of UUNET as of August 12, 1996, which recorded $135.1 million of revenue since that date, and from increased market penetration of all communications services of the Company. Revenue from international operations increased to $166.3 million in 1996 from $40.4 million in 1995, reflecting strong sales in the United Kingdom and a growing revenue base in continental Europe.

         Annualized monthly recurring revenue increased to approximately $1,387 million at December 31, 1996 from approximately $625 million at December 31, 1995, an increase of 122%. The increase reflects the sales of additional services to current and new customers in existing and new markets and the acquisition of UUNET. Monthly recurring revenue represents monthly service charges billable to communications services customers as of the last day of the period indicated, but excludes non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

         Communications services cost of sales increased to $512.7 million in 1996 from $244.2 million in 1995, an increase of $268.5 million. The increase resulted from an increase of $76.6 million related to the acquisition of UUNET as of August 12, 1996, and from increased market penetration of all communications services of the Company. Communications services cost of sales consist of direct third-party costs of providing communications services, primarily payments to other telecommunications companies for access and transport charges.

         Communications services depreciation and amortization expense increased to $283.6 million in 1996 from $139.9 million in 1995, an increase of $143.7 million. The increase is primarily related to amortization expense of approximately $59.4 million on the intangible assets recorded in the UUNET acquisition and to the expanded fixed asset base of the Company's networks.

         Communications services selling, general and administrative expenses increased to $498.8 million in 1996 from $348.2 million in 1995, an increase of $150.6 million. The increase resulted from an increase of $46.5 million related to the acquisition of UUNET, $21.2 million of costs related to the Merger, and from increased costs related to the Company's continued growth.

         The Company recognized a $1.4 billion charge for in-process research and development in 1996 related to the acquisition of UUNET. The charge is based upon a valuation analysis of the technologies of the Internet network expansion system of UUNET and certain other identified research and development projects purchased in the acquisition. The Company believes that the efforts to complete these projects will consist of internally-staffed engineering costs and further development and construction of the network. These costs are estimated to be approximately $1.0 billion and will be incurred over the next five years.

Network Systems Integration Services

         Third party revenue from services offered by the Company's network systems integration segment increased to $188.0 million in 1996 from $85.0 million in 1995 or 121%. The increase is due to an increase in the number of new projects, including contracts to provide design and construction services for a wireless personal communications system and a fiber-optic network along the trans-Alaska pipeline.

         Network systems integration cost of sales increased to $174.3 million in 1996 from $73.6 million in 1995, an increase of $100.7 million. The increase is primarily due to the increased level of costs related to the projects noted above, including the continuing development and investment in ITS service projects. Network systems integration cost of sales consist of direct costs associated with the network systems integration projects.

         Network systems integration selling, general and administrative expenses increased to $15.7 million in 1996 from $14.0 million in 1995, an increase of $1.7 million. The increase reflects the increased number of new projects in 1996.

Other Income (Expense)

         Other income (expense) increased to $(64.8) million of other expense in 1996 from $(28.0) million of other expense in 1995. The increase in other expense resulted primarily from additions to interest expense incurred in connection with the issuance of the 1996 Senior Discount Notes. This increase was partially offset by increased interest income from the investment of the proceeds from the sale of the 1996 Senior Discount Notes and the common stock offering in 1996.

Income Taxes

         The income tax expense of $0.5 million and $0.6 million for 1996 and 1995, respectively, resulted from estimated state and foreign tax liabilities.

Net Loss

         Net loss increased to $1,838.0 million in 1996 from $267.9 million in 1995, an increase of $1,570.1 million. The increase resulted primarily from the write off of acquired research and development and increased depreciation, amortization and interest expense.

Backlog

         The network systems integration and facilities management services segment had third party backlog of approximately $259 million at December 31, 1996. Backlog consists of firm contracts less revenue recognized to date by the Company.

Forward-looking Statements

         The matters discussed in this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties including risk of changing market conditions, competitive and regulatory risk associated with the telecommunications and Internet industries, the impact of competitive services and pricing, the impact of the Telecommunications Act of 1996, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                           8

Consolidated Statement of Operations For the
    Period Ended December 31, 1996                                 9

Consolidated Balance Sheet as of December 31, 1996                10

Consolidated Statement of Changes in Stockholder's
    Equity For the Period Ended December 31, 1996                 11

Consolidated Statement of Cash Flows
    For the Period Ended December 31, 1996                        12

Notes to Consolidated Financial Statements                        13



Reports of Independent Public Accountants                         24

Consolidated Statements of Operations For the
    Three Years Ended December 31, 1996                           26

Consolidated Balance Sheet as of December 31, 1995                27

Consolidated Statements of Changes in Stockholders'
    Equity For the Three Years Ended December 31, 1996            29

Consolidated Statements of Cash Flows
    For the Three Years Ended December 31, 1996                   31

Notes to Consolidated Financial Statements                        34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder and Board of Directors of MFS Communications Company, Inc.:

We have audited the accompanying consolidated balance sheet of MFS Communications Company, Inc. and Subsidiaries (a wholly-owned subsidiary of WorldCom, Inc.) as of December 31, 1996, and the related consolidated statement of operations, changes in stockholder's equity and cash flows for the period then ended (see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFS
Communications Company, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP



Omaha, Nebraska
February 20, 1997

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE PERIOD ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

Revenue ...............................................   $      --
Costs and expenses:
     Cost of sales ....................................          --
     Selling, general and administrative expenses .....          --
     Depreciation and amortization ....................          --
     Charge for in-process research and development ...     2,140,000
                                                          -----------
          Total costs and expenses ....................     2,140,000
                                                          -----------
Loss before income taxes ..............................    (2,140,000)
Income tax benefit ....................................          --
                                                          -----------
Net loss ..............................................   $(2,140,000)
                                                          ===========

----------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

               ASSETS
               ------
Current assets:
     Cash and cash equivalents.............................................        $   209,324
     Marketable securities.................................................            772,510
     Accounts receivable...................................................            317,774
     Costs and earnings in excess of billings on
       uncompleted contracts...............................................             95,328
     Prepaid expenses and other current assets.............................             87,636
     Deferred income taxes.................................................             13,372
                                                                                   -----------
        Total current assets...............................................          1,495,944
Networks and equipment, at cost............................................          1,892,523
Goodwill...................................................................          8,333,669
Other assets...............................................................            699,714
Deferred income taxes......................................................            128,479
                                                                                   -----------
       Total assets........................................................        $12,550,329
                                                                                   ===========

               LIABILITIES AND STOCKHOLDER'S EQUITY
               ------------------------------------
Current liabilities:
     Current portion of notes payable and
       long-term debt.......................................................       $    12,596
     Current portion of capital lease obligations...........................             5,549
     Accounts payable.......................................................           459,958
     Accrued costs and billings in excess of revenue
       on uncompleted contracts............................................             53,880
     Accrued compensation...................................................            17,491
     Other current liabilities..............................................           165,491
                                                                                   -----------
        Total current liabilities...........................................           714,965
Notes payable and long-term debt, less current
   portion..................................................................         1,477,670
Capital lease obligations, less current portion.............................            31,046
Other liabilities...........................................................            25,573
Minority interest...........................................................            13,489
Commitments and contingencies  (Note 8)
Stockholder's equity:
    Common stock, $.01 par value.  Authorized and
     issued 1 share in 1996.................................................             -
    Additional paid-in capital..............................................        12,440,918
    Deferred charge.........................................................           (13,332)
    Accumulated deficit.....................................................        (2,140,000)
                                                                                   -----------
      Total stockholder's equity............................................        10,287,586
                                                                                   -----------
      Total liabilities and stockholder's equity............................       $12,550,329
                                                                                   ===========

---------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                     FOR THE PERIOD ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                        Additional
                               Common    Paid-in         Deferred     Accumulated
                               Stock     Capital          Charge        Deficit          Total
                               ------    -------      ------------    ------------    ------------
Capitalization of
    the Company at
    Inception ............     $  --   $ 12,440,918   $    (13,332)   $       --      $ 12,427,586
Net loss .................        --           --             --        (2,140,000)     (2,140,000)
                               -----   ------------   ------------    ------------    ------------
Balance at
    December 31, 1996.....     $  --   $ 12,440,918   $    (13,332)   $ (2,140,000)   $ 10,287,586
                               =====   ============   ============    ============    ============

--------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE PERIOD ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
   Net loss ........................................   $(2,140,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Non cash charge for in-process research
         and development ...........................     2,140,000
                                                       -----------
           Net cash from operating activities ......          --
                                                       -----------
Cash flows from investing activities ...............          --
Cash flows from financing activities ...............          --
Net change in cash and cash equivalents ............          --
Cash and cash equivalents, beginning of period .....       209,324
                                                       -----------
Cash and cash equivalents, end of year .............   $   209,324
                                                       ===========

---------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION:

         The consolidated financial statements include the accounts of MFS Communications Company, Inc. ("MFS"), and its majority-owned subsidiaries (the "Company"). Effective at 11:58 p.m. on December 31, 1996 ("Inception"), WorldCom, Inc. ("WorldCom") acquired the Company pursuant to the merger (the "Merger") of HIJ Corp., a wholly-owned subsidiary of WorldCom, with and into MFS. Upon consummation of the Merger, the Company became a wholly-owned subsidiary of WorldCom. Pursuant to the merger agreement, each share of the Company's common stock was converted into the right to receive 2.1 shares of common stock of WorldCom, and each share of the Company's Series A and Series B Preferred Stock was converted into the right to receive one share of WorldCom Series A and Series B Preferred Stock, respectively. Upon the Merger the capital structure of the Company consists of one share of common stock which is owned by WorldCom and constitutes all of the issued and outstanding capital stock.

         The acquisition of the Company has been accounted for by WorldCom using the purchase method. The results of applying that method have been pushed down into the Company's financial statements at the date of the Merger. Accordingly, the consolidated balance sheet as of December 31, 1996 reflects the allocation of the purchase price to the Company's assets and liabilities based upon their estimated fair values. The initial purchase price allocation for the Merger is based on current estimates and WorldCom will make the final purchase price allocation based upon final values for certain assets and liabilities. As a result, the final purchase price allocations may differ from the presented estimate. The excess of cost over the fair value of net tangible assets, identifiable intangible assets and in-process research and development of the Company has been recorded as goodwill. The value assigned to the in-process research and development has been charged to expense in the consolidated statement of operations for the period ended December 31, 1996. The results of operations reflect only the recording of the charge for in-process research and development which represents the Company's only activity for 1996 subsequent to the acquisition by WorldCom. The results of operations of the Company for the period from Inception to December 31, 1996, are not indicative of results of operations for a full fiscal year.

         The Company operates through its subsidiaries in two business segments, communications services and network systems integration services. The communications segment is comprised of the MFS Telecom Companies, which provide telecommunications services to large business and government customers, the MFS Intelenet Companies, which provide telecommunications services to small and medium sized business customers, MFS International, which provides telecommunications services to business and government customers internationally and MFS Global Network Services, which manages the Company's international network platform. With the acquisition of UUNET Technologies, Inc. ("UUNET") on August 12, 1996, the Company also provides Internet-related communications services to customers. The network systems integration segment provides services primarily through MFS Network Technologies.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)   Principles of Consolidation:

         The consolidated financial statements of the Company include the accounts of all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

(b)   Recognition of Revenue:

         The Company recognizes revenue on communications services in the month the related service is provided. Network systems integration revenue is recognized on the percentage-of-completion method of accounting. Under the percentage-of-completion method, an estimated percentage for each contract, as determined by the Company's engineering estimate based on the amount of work performed, is applied to total estimated profit. Provisions for losses are recognized on uncompleted contracts when they become known. Claims for additional revenue are recognized in the period when settled. Revisions in cost and profit estimates, which are always reasonably possible to occur in the near term under the percentage-of-completion method, are reflected in the accounting period in which the facts which require the revision become known.

(c)   Cost of Sales:

         Cost of sales includes direct third-party costs of providing communications services, primarily payments to other telecommunications companies for access and transport charges, and the costs of providing network systems integration services under the percentage-of-completion method of accounting.

(d)   Classification of Current Assets and Liabilities:

         In accordance with industry practice, amounts realizable and payable under network systems integration contracts which may extend beyond one year are includable in current assets and liabilities. A one year time period is used as the basis for classification of all other current assets and liabilities.

(e)   Networks and Equipment:

         The networks and equipment are stated at cost as adjusted by the Merger described in Note 1. Various costs are capitalized during the installation and expansion of the networks. Provisions for depreciation are computed using straight-line methods over estimated useful lives beginning in the year an asset is put into service.

         Electronic and related equipment, leasehold improvements, furniture and office equipment and land and buildings are stated at cost as adjusted by the Merger described in Note 1. Leasehold improvements primarily consist of extensions off the network to customer locations. Depreciation is computed using primarily straight-line methods over the estimated useful lives of the assets or, for capital leases, the term of the related leases.

         Costs of purchased software and certain costs to modify and improve certain of the Company's computer software are recorded at cost as adjusted by the Merger described in Note 1 and are being amortized using the straight-line method over their estimated useful lives.

(f)   Intangible Assets:

         Goodwill, including goodwill arising from the Merger described in Note 1, is being amortized over periods ranging from five to 40 years from the dates of acquisition. The Company reviews the carrying amount of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the goodwill to the net carrying value of the goodwill.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

(f)   Intangible Assets:--(continued)

         Intangibles identified in the Merger, including developed technology and the assembled workforce, will be amortized over five years and 10 years, respectively. Costs incurred in developing new networks or expanding existing networks, including network design, negotiation of rights-of-way and obtaining legal/regulatory authorizations are deferred and amortized over five years.

         Costs incurred to obtain access to buildings are deferred by the Company and amortized over 15 years. Costs incurred to obtain city franchises are deferred by the Company and amortized over the initial term of the franchise.

         Pre-operating costs represent substantially all nondevelopment costs incurred during the pre-operating phase of a newly-constructed network and are amortized over five-year periods commencing with the start of operations.

         Costs incurred to implement the Company's program to take advantage of the opportunities presented by the passage of the Telecommunications Act of 1996 have been deferred and amortized over five years. Costs incurred to provision service to new customers and new services to current customers has been deferred and amortized over five years.

         The costs of rights-of-way and customer lists obtained in business acquisitions are being amortized over estimated useful lives of 20 to 25 years and three years, respectively.

         During 1996, the Company recorded a $2.14 billion charge for in-process research and development related to the Merger. The charge is based upon a valuation analysis of the technologies of the Company's worldwide information system, the Internet network expansion system of UUNET and certain other identified research and development projects purchased in the Merger. At the date of the Merger, the technological feasibility of the acquired technology had not yet been established and the technology has no future alternative uses.

(g)   Income Taxes:

         As a result of the Merger, the Company is considered the surviving entity for tax reporting purposes. Accordingly, the Company's consolidated tax returns will include WorldCom as a subsidiary for tax reporting purposes. Income taxes will be recognized by each entity within the consolidated group in proportion to their contribution to consolidated taxable income. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

(h)   Minority Interest:

         The Company has recorded the entire loss of other than wholly-owned subsidiaries where the loss applicable to the minority interest exceeds the minority interest in such subsidiaries' equity.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

(i)   Translation of Foreign Financial Statements:

         Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenues and expenses will be translated using the average rates of exchange for the period. Gains or losses resulting from foreign currency translation will be recorded as adjustments to stockholder's equity.

(j)   Cash Equivalents:

         Cash equivalents generally consist of highly liquid debt instruments purchased with a maturity of three months or less.

(k)   Marketable Securities:

         Marketable securities are being carried at fair value.

(l)   Financial Instruments:

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of marketable securities and accounts receivable. Concentrations of credit risk of marketable securities are limited due to investments in short-term, investment grade securities. Concentrations of credit risk with respect to accounts receivable are limited due to the dispersion of the Company's customer base among different industries and geographic areas and remedies provided by terms of contracts and statutes.

(m)   Loss Per Share:

         The Company has not presented loss per share for the period from Inception to December 31, 1996, because of the change in capital structure described in Note 1.

(n)   Estimates in Consolidated Financial Statements:

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   FINANCIAL INSTRUMENTS:

         The following methods and assumptions were used to determine the classification and fair value of each class of financial instruments for which it is practicable to estimate that value:

(a)   Cash and Cash Equivalents:

         Cash equivalents generally consist of highly liquid debt instruments purchased with a maturity of three months or less and are carried at fair value which approximates cost due to the short maturities.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   FINANCIAL INSTRUMENTS:--(CONTINUED)

(b)   Marketable Securities:

         The Company has classified all marketable securities other than cash equivalents as available-for-sale. As described in Note 1, at December 31, 1996, the Company recorded its assets and liabilities at estimated fair values, therefore the amortized cost of the Company's marketable securities equals the estimated fair value on that date. The amortized costs of the securities to be used in computing unrealized and realized gains and losses will be determined by specific identification. Fair values are estimated based on quoted market prices.

         Marketable securities at December 31, 1996 are as follows:

                                                    Estimated
                                                       Fair
                                                       Value
                                                    ---------
U.S. Treasury and other U.S. government
    corporations and agencies debt securities ...   $443,175
Corporate debt securities .......................    329,335
                                                    --------
Total marketable securities .....................   $772,510
                                                    ========

         The estimated fair value of investments in debt securities at December 31, 1996, by contractual maturity are as follows:

                                                    Estimated
                                                       Fair
                                                      Value
                                                    ---------
Due within 1 year ...............................   $567,082
Due after 1 year through 5 years ................    200,380
Due after 5 years through 10 years ..............      1,012
Due after 10 years ..............................      4,036
                                                    --------
                                                    $772,510
                                                    ========

         There was no sales activity in available-for-sale securities for the period from Inception to December 31, 1996.

(c)   Long-Term Debt:

         As described in Note 1, at December 31, 1996, the Company recorded its assets and liabilities at estimated fair values, therefore the Company's long-term debt is recorded at estimated fair value. Fair value is estimated based on the quoted market price for the same or similar issues or on borrowing rates currently available to the Company for debt with similar terms and maturities.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


4.   NETWORKS AND EQUIPMENT:

     Networks and equipment at December 31, 1996 consist of the following:

Telecommunications networks ...........................   $  416,598
Electronic and related equipment ......................      894,014
Leasehold improvements ................................      182,280
Furniture, office equipment and other .................       67,427
Land and buildings ....................................       15,356
Computer software .....................................       43,873
Capitalized lease assets, primarily
  electronic equipment ................................       35,410
Networks-in-progress ..................................      237,565
                                                          ----------
                                                          $1,892,523
                                                          ==========

5.   OTHER ASSETS:

     Other assets at December 31, 1996, including intangibles other than goodwill, consist of the following:

Developed technology ..................................   $400,000
Customer list .........................................    130,023
Deferred development, preoperating and other costs ....     54,462
Assembled workforce ...................................     42,000
Deferred financing costs ..............................     33,363
Other noncurrent assets ...............................     27,613
Rights-of-way .........................................     12,253
                                                          --------
                                                          $699,714
                                                          ========

         There was no amortization of intangible assets and deferred costs for the period from Inception to December 31, 1996.

6.   NOTES PAYABLE AND LONG-TERM DEBT:

         Notes payable and long-term debt at December 31, 1996 consist of the following:

      1994 Senior Discount Notes, due January 15, 2004 ........    $  685,838
      1996 Senior Discount Notes, due January 15, 2006 ........       674,520
      Vendor Credit Facilities, including interest at variable
       rates (approximately 6.75%  at December 31, 1996) ......        80,796
      Equipment Finance Agreement with semi-annual installments
       including interest at a variable rate (approximately
       5.88% at December 31, 1996) collateralized by certain
       equipment ..............................................        16,000
      Equipment debt with quarterly payments including interest
       at a variable rate (7.74% at December 31, 1996) ........        26,741
      Other ...................................................         6,371
                                                                   ----------
                                                                    1,490,266
      Less:  Current portion ..................................       (12,596)
                                                                   ----------
                                                                   $1,477,670
                                                                   ==========

         Aggregate annual principal maturities as of December 31, 1996 are as follows:


             1997.................................................     $12,596
             1998.................................................      39,958
             1999.................................................      38,943
             2000.................................................      36,807
             2001.................................................       1,565


               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.   NOTES PAYABLE AND LONG-TERM DEBT:--(CONTINUED)

 (a)  The 1994 Senior Discount Notes:

         The Company issued the 1994 Senior Discount Notes (the "1994 Notes") in January 1994 and recorded the net proceeds, exclusive of transaction costs, of approximately $500,000 as long-term debt. The 1994 Notes were issued with an effective interest rate of 9 3/8%. As described in Note 1, upon the Merger the liabilities of the Company were adjusted to market value, which changed the effective interest rate for the 1994 Notes to approximately 8.6%. The Company is accruing to the principal amount of the 1994 Notes of $788,320 through January 1999. Cash interest will not accrue on the 1994 Notes prior to January 15, 1999, however, the Company may elect to commence the accrual of cash interest at any time prior to that date. Commencing July 15, 1999 cash interest will be payable semi-annually.

         On or after January 15, 1999, the 1994 Notes will be redeemable at the option of the Company, in whole or in part from time to time, at the following prices (expressed in percentages of the principal amount at the stated maturity), if redeemed during the twelve months beginning January 15 of the years indicated below, in each case together with interest accrued to the redemption date.


          Year                                                            Percentage
          ----                                                            ----------
          1999.......................................................       103.52%
          2000.......................................................       102.34%
          2001.......................................................       101.17%
          2002 and thereafter........................................       100.00%

         In addition, due to certain conditions related to the change in control of the Company that occurred as of the Merger, the Company was required to offer to repurchase all or any part of the 1994 Notes as stipulated in the note agreement. The offer to repurchase the 1994 Notes expired February 27, 1997, with an immaterial amount of the 1994 Notes being repurchased. The 1994 Notes are senior unsecured obligations of the Company and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade accounts payable. The 1994 Notes contain certain covenants which, among other things, restrict the Company's ability to incur additional debt, create liens, enter into sale and leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates, and sell assets or merge with another company.

(b)   The 1996 Senior Discount Notes:

         The Company issued the 1996 Senior Discount Notes (the "1996 Notes") in January 1996 and recorded the net proceeds, exclusive of transaction costs, of approximately $600,000 as long-term debt. The 1996 Notes were issued with an effective interest rate of 8 7/8%. As described in Note 1, upon the Merger the liabilities of the Company were adjusted to market value, which changed the effective interest rate for the 1996 Notes to approximately 8.4%. The Company is accruing to the principal amount of the 1996 Notes of $924,000 through January 2001. Cash interest will not accrue on the 1996 Notes prior to January 15, 2001, however, the Company may elect to commence the accrual of cash interest at any time prior to that date. Commencing July 15, 2001, cash interest will be payable semi-annually.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.   NOTES PAYABLE AND LONG-TERM DEBT:--(CONTINUED)

(b)   The 1996 Senior Discount Notes:--(continued)

         On or after January 15, 2001, the 1996 Notes will be redeemable at the option of the Company, in whole or in part from time to time, at the following prices (expressed in percentages of the principal amount at the stated maturity), if redeemed during the twelve months beginning January 15 of the years indicated below, in each case together with interest accrued to the redemption date.

          Year                                             Percentage
          ----                                             ----------
          2001..........................................       103.32%
          2002..........................................       102.21%
          2003..........................................       101.11%
          2004 and thereafter...........................       100.00%

         In addition, due to certain conditions related to the change in control of the Company that occurred as of the Merger, the Company was required to offer to repurchase all or any part of the 1996 Notes as stipulated in the note agreement. The offer to repurchase the 1996 Notes expired on February 27, 1997, with an immaterial amount of the 1996 Notes being repurchased. The 1996 Notes are senior unsecured obligations of the Company with a ranking equal to the 1994 Notes and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade accounts payable. The 1996 Notes contain covenants similar to the 1994 Notes.

(c)   The Vendor Credit Facilities:

         In July 1995, the Company established two credit facilities to borrow up to an aggregate of $120 million for purchases of switching equipment through mid-1997 (the "Vendor Credit Facilities"). The facilities are collateralized by the purchased equipment and partially guaranteed by the Swedish Export Credits Guarantee Board and the equipment manufacturer. Borrowings under the Vendor Credit Facilities are scheduled to be repaid under various schedules, through 2002. The Company may repay any amounts borrowed under the facilities without premium or penalty at any time.

         The Vendor Credit Facilities provide for interest at a variable rate and a commitment fee on any unused balances. The Vendor Credit Facilities contain certain financial covenants and other restrictions similar to the 1994 Notes. Subsequent to year end, the Company determined to pay off the outstanding balance of the Vendor Credit Facilities.

(d)   Equipment Finance Agreement:

         In 1996, the Company entered into a $20,000 loan agreement with an equipment manufacturer and a bank. The loan, which includes interest at a variable rate, must be used to purchase equipment supplied by the manufacturer. The loan must be repaid in semi-annual installments of $2,000 started June 20, 1996, and is collateralized by the equipment purchased. The agreement contains certain financial covenants and restrictions similar to the 1994 Notes.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.   NOTES PAYABLE AND LONG-TERM DEBT:--(CONTINUED)

(e)   Equipment Debt:

         In connection with the acquisition of UUNET in the third quarter of 1996, the Company assumed long-term debt of approximately $34,429. This debt is primarily related to an agreement between Microsoft Corporation ("Microsoft") and UUNET that provides for the purchase of equipment used in the construction of a network to be used by both parties. Principal and interest, at the higher of 7.74% or the applicable federal rate at the time of an advance are payable to Microsoft on each advance quarterly over five years. Borrowings under the agreement are collateralized by the equipment purchased.

7.   LEASES:

         Capitalized leases consist primarily of leases of electronic telecommunications equipment. The Company is also leasing premises under various operating leases which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. Certain leases provide for adjustments in lease cost based upon adjustments in the consumer price index and increases in the landlord's management costs. The lease agreements have various expiration dates and renewal options through 2014.

         Future minimum payments by year and in the aggregate, under the capital leases and non cancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1996:

                                                                   Capital Leases             Operating Leases
                                                                   --------------             ----------------
1997......................................................           $  8,595                     $51,367
1998......................................................              7,351                      45,577
1999......................................................              6,349                      37,155
2000......................................................              6,451                      31,886
2001......................................................              6,594                      28,511
Subsequent to 2001........................................             14,930                     121,447
                                                                      -------
Total minimum lease payments..............................             50,270
Amounts representing interest.............................            (13,675)
                                                                      -------
Present value of future minimum lease
   payments...............................................             36,595
Less amounts due in one year..............................             (5,549)
                                                                     --------
                                                                     $ 31,046
                                                                     ========

         There was no rent expense under lease agreements for the period from Inception to December 31, 1996.

8.   COMMITMENTS AND CONTINGENCIES:

         Under the terms of stockholder agreements, from time to time, minority stockholders in certain subsidiaries have the option to put shares to the Company at a purchase price equal to an appraised value of such shares.

         The Company has issued standby letters of credit to various city governmental agencies and building lessors, amounting to approximately $5,453 at December 31, 1996. It is management's belief that the underlying obligations will be met in the normal course of business without material adverse effect on the Company's financial position.

         The Company is also obligated under rights-of-way and franchise agreements with various entities for the use of their rights-of-way for the installation of its telecommunications systems.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8.   COMMITMENTS AND CONTINGENCIES:--(CONTINUED)

         Pursuant to an agreement with a joint venture, the Company is obligated to invest up to $75,000 over the next two years in the form of capital contributions and to pay $60,000 over the next four years to purchase an indefeasible right of use for certain undersea capacity between the United States and Europe that is being constructed by the joint venture. The Company is also a party to the joint venture.

         The Company is also involved in various other claims and regulatory proceedings incidental to its business. Management believes that any resulting liability beyond that provided should not materially affect the Company's financial position, results of operations or cash flows.

9.   INCOME TAXES:

         At December 31, 1996, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $924,000 which expire in years 1997 through 2011. The existing NOL carryforwards of the Company can be used to offset future taxable income of the Company and its tax subsidiaries, including WorldCom. The consideration of WorldCom's historical and projected levels of taxable income make the realization of a substantial portion of the Company's NOL carryforwards more likely than not. A valuation reserve has been recognized to offset certain deferred tax assets related to net operating loss carryforwards due to the uncertainty of realizing the benefit of those loss carryforwards.

         The components of deferred taxes at December 31, 1996 are as follows:

Deferred tax assets:
  Net operating losses .......................   $ 347,245
  Accrued expenses ...........................      54,966
  Other ......................................      21,421
                                                 ---------
    Total deferred tax assets ................     423,632
                                                 ---------
Deferred tax liabilities:
  Acquisition intangibles, other than goodwill     216,299
  Deferred charges ...........................      12,276
  Accumulated depreciation ...................      10,342
                                                 ---------
    Total deferred tax liabilities ...........     238,917
                                                 ---------
Net deferred tax assets ......................     184,715
Less:  Valuation allowance ...................     (42,864)
                                                 ---------
Net deferred tax assets ......................   $ 141,851
                                                 =========

10.  EMPLOYEE BENEFIT PLANS:

         Certain of the Company's employees have received benefits under plans that have been assumed by WorldCom. A description of those plans follow.

(a)   401(k) Plan:

         The Company administers a 401(k) Plan whereby eligible employees may voluntarily contribute a percentage of compensation. The Company has not contributed to the plan. Full-time employees who have attained 21 years of age are eligible to participate.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.  EMPLOYEE BENEFIT PLANS:--(CONTINUED)

(b)   Stock Option Plans:

         Certain employees of the Company have received stock options under plans that have been assumed by WorldCom. Upon effectiveness of the Merger, the then outstanding and unexercised options exercisable for shares of the Company's common stock were converted into options exercisable for shares of WorldCom common stock having substantially the same terms and conditions as the Company's options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.1.

(c)   Shareworks:

         Effective October 1995, the Company implemented a new employee benefit plan which is comprised of a grant plan and a match plan jointly known as Shareworks. This employee benefit plan was also assumed by WorldCom. The plan was offered to each domestic employee hired after September 1, 1995, and also made available to all current employees that choose to be ineligible for future grants under the Company's Stock Option Plans. The grant plan enables the Company to grant shares of the Company's common stock to eligible employees based upon a percentage of the employee's eligible pay, up to 5%. The original grant will vest after three years with any additional grants vesting immediately once the initial three year period has been met.

         The match plan allows eligible employees to defer between 1% and 10% of eligible pay to purchase common stock of the Company at the stock price on each pay period date. The Company will match the shares purchased by the employee on a one-for-one basis. The stock which is credited to each employee's account to match the employee's purchase during any calendar quarter, vests three years after the end of that quarter.

         The unamortized compensation expense for the Shareworks plan has been recorded as a deferred charge in stockholder's equity in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

11.  SEGMENT INDUSTRY DATA:

         The Company operates in two reportable segments primarily within the United States: communications services and network systems integration services. A summary of the Company's identifiable assets by segment at December 31, 1996 is as follows:

Communications services ................   $ 12,413,502
Network systems integration services ...        174,199
Intersegment activity ..................        (37,372)
                                           ------------
      Total ............................   $ 12,550,329
                                           ============

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholder and Board of Directors of MFS Communications Company, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of MFS Communications Company, Inc. and Subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, changes in stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, changes in stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements of operations, changes in stockholders' equity and cash flows, referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MFS Communications Company, Inc. and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                         ARTHUR ANDERSEN LLP



Omaha, Nebraska
February 20, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of MFS Communications Company, Inc.

We have audited the accompanying consolidated balance sheet of MFS Communications Company, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFS Communications Company, Inc. and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                                      COOPERS & LYBRAND L.L.P.



Omaha, Nebraska
February 14, 1996

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1996           1995           1994
                                                -----------    -----------    -----------

Revenue .....................................   $ 1,115,006    $   583,194    $   286,747
Costs and expenses:
     Cost of sales ..........................       687,034        317,801        149,780
     Selling, general and administrative
       expenses .............................       514,558        362,202        199,227
     Depreciation and amortization ..........       286,131        142,496         73,869
     Charge for in-process research and
       development ..........................     1,400,000           --             --
                                                -----------    -----------    -----------
          Total costs and expenses ..........     2,887,723        822,499        422,876
                                                -----------    -----------    -----------
Loss from operations ........................    (1,772,717)      (239,305)      (136,129)
Other income (expense):
     Interest income ........................        47,733         13,188         24,769
     Interest expense .......................      (109,894)       (38,606)       (40,879)
     Other ..................................        (2,652)        (2,575)        (1,065)
                                                -----------    -----------    -----------
          Total other income (expense) ......       (64,813)       (27,993)       (17,175)
                                                -----------    -----------    -----------
Loss before income taxes ....................    (1,837,530)      (267,298)      (153,304)
Income tax benefit (expense) ................          (500)          (600)         2,103
                                                -----------    -----------    -----------
Net loss ....................................    (1,838,030)      (267,898)      (151,201)
Dividends on preferred stock ................       (29,429)       (15,064)          --
                                                -----------    -----------    -----------
Net loss applicable to common
   stockholders .............................   $(1,867,459)   $  (282,962)   $  (151,201)
                                                ===========    ===========    ===========
Net loss per share applicable to common
   stockholders .............................   $    (11.22)   $     (2.21)   $     (1.21)
                                                ===========    ===========    ===========

--------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

               ASSETS
               ------
Current assets:
     Cash and cash equivalents ......................   $    51,182
     Marketable securities ..........................        85,715
     Accounts receivable ............................       140,302
     Costs and earnings in excess of billings on
       uncompleted contracts ........................        45,142
     Prepaid expenses and other current assets ......        51,703
                                                        -----------
        Total current assets ........................       374,044
                                                        -----------
Networks and equipment, at cost .....................     1,315,952
Less accumulated depreciation and amortization ......      (213,548)
                                                        -----------
     Networks and equipment, net ....................     1,102,404
Other assets, net ...................................       390,686
                                                        -----------
       Total assets .................................   $ 1,867,134
                                                        ===========

---------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
     Current portion of notes payable and
       long-term debt .................................      $     1,995
     Current portion of capital lease obligations .....            1,922
     Accounts payable .................................          172,407
     Accrued costs and billings in excess of revenue
       on uncompleted contracts .......................           28,686
     Accrued compensation .............................            6,119
     Other current liabilities ........................           63,328
                                                             -----------
        Total current liabilities .....................          274,457
Notes payable and long-term debt, less current
   portion ............................................          692,059
Capital lease obligations, less current portion .......           31,412
Other liabilities .....................................           27,902
Minority interest .....................................           10,972
Commitments and contingencies  (Note 8)
Stockholders' equity:
    Preferred stock, $.01 par value.  Authorized
     25,000,000 shares:
       Series A, 8% cumulative convertible;
         issued 95,000 in 1995, variable
         liquidation preference .......................                1
       Series B, 7 3/4% cumulative convertible;
         issued 15,000,000 in 1995,
         liquidation preference $1.00 per share
         plus unpaid dividends ........................              150
    Common stock, $.01 par value.  Authorized
     400,000,000 shares; issued 130,260,228 in 1995 ...              651
    Additional paid-in capital ........................        1,512,394
    Other .............................................             (768)
    Accumulated deficit ...............................         (555,221)
                                                             -----------
                                                                 957,207
    Treasury stock, 5,800,000 shares, at cost .........         (126,875)
                                                             -----------
      Total stockholders' equity ......................          830,332
                                                             -----------
      Total liabilities and stockholders' equity ......      $ 1,867,134
                                                             ===========

---------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                          Series A     Series B                Additional
                                          Preferred    Preferred    Common      Paid-in
                                            Stock        Stock       Stock      Capital      Other
                                            -----        -----       -----      -------      -----

Balance at January 1, 1994 ........   $       --   $       --   $      614   $  938,229   $   (6,389)
Issuance of stock for
  acquisitions ....................           --           --           23       81,985           --
Stock options exercised ...........           --           --            5        5,611           --
Settlement of deferred purchase
  price adjustments ...............           --           --           --       24,514           --
Amortization of deferred
  charge ..........................           --           --           --           --        2,333
Foreign currency adjustment .......           --           --           --           --          723
Change in unrealized investment
  gain (loss) .....................           --           --           --           --       (4,995)
Net loss ..........................           --           --           --           --           --
                                      ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1994 ......           --           --          642    1,050,339       (8,328)

Issuances of stock for
  acquisitions and other ..........           --           --            2        6,910           --
Issuance of preferred stock .......            1           --           --      306,454           --
Exchange of common stock
  for preferred stock .............           --          150           --      126,725           --
Stock options exercised ...........           --           --            4        5,844           --
Stock compensation plans
  additions .......................           --           --           --        1,352           --
Amortization of deferred
  charge ..........................           --           --           --           --        2,334
Foreign currency adjustment .......           --           --           --           --         (243)
Change in unrealized investment
  gain (loss) .....................           --           --           --           --        5,469
Stock dividend on Series A
  Preferred Stock .................           --           --            3       14,770           --
Net loss ..........................           --           --           --           --           --
                                      ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1995 ......   $        1   $      150   $      651   $1,512,394   $     (768)

                                           Accumulated     Treasury
                                            Deficit         Stock        Total
                                            -------         -----        -----

Balance at January 1, 1994 ........   $     (121,349)   $       --    $  811,105
Issuance of stock for
  acquisitions ....................               --            --        82,008
Stock options exercised ...........               --            --         5,616
Settlement of deferred purchase
  price adjustments ...............               --            --        24,514
Amortization of deferred
  charge ..........................               --            --         2,333
Foreign currency adjustment .......               --            --           723
Change in unrealized investment
  gain (loss) .....................               --            --        (4,995)
Net loss ..........................         (151,201)           --      (151,201)
                                      --------------    ----------    ----------
Balance at December 31, 1994 ......         (272,550)           --       770,103

Issuances of stock for
  acquisitions and other ..........               --            --         6,912
Issuance of preferred stock .......               --            --       306,455
Exchange of common stock
  for preferred stock .............               --      (126,875)           --
Stock options exercised ...........               --            --         5,848
Stock compensation plans
  additions .......................               --            --         1,352
Amortization of deferred
  charge ..........................               --            --         2,334
Foreign currency adjustment .......               --            --          (243)
Change in unrealized investment
  gain (loss) .....................               --            --         5,469
Stock dividend on Series A
  Preferred Stock .................          (14,773)           --            --
Net loss ..........................         (267,898)           --      (267,898)
                                      --------------    ----------    ----------
Balance at December 31, 1995 ......   $     (555,221)   $ (126,875)   $  830,332


               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                      Series A    Series B              Additional
                                      Preferred  Preferred  Common       Paid-in
                                        Stock      Stock     Stock       Capital        Other
                                        -----      -----     -----       -------        -----
Balance at December 31, 1995 .........   $1      $  150     $   651    $ 1,512,394    $   (768)
Issuance of common stock .............    -          --         357      1,280,113          --
Issuance of common stock and
  stock options for acquisitions .....    -          --         582      2,113,508          --
Stock dividend on Series A
  Preferred Stock ....................    -          --           7         28,282          --
Dividend on Series B Preferred
  Stock ..............................    -          --          --             --          --
Conversion of Series B Preferred
  Stock to common ....................    -         (21)          1             15          --
Redemption of Shareworks Plus
  awards (Note 11) ...................    -          --          --       (120,867)         --
Stock options exercised ..............    -          --          34         33,977          --
Amortization of deferred charge ......    -          --          --             --        1,017
Foreign currency adjustment ..........    -          --          --             --       13,945
Change in unrealized investment
  gain (loss) ........................    -          --          --             --          385
Retirement of treasury stock .........    -          --         (29)       (48,053)          --
Stock compensation plan
  additions ..........................    -          --          --         22,779           --
Two-for-one stock split ..............    -          --         629           (629)          --
Other ................................    -          --          13            (13)          69
Net loss .............................    -          --          --             --           --
                                         --      ------     -------    -----------    ---------
Balance at December 31, 1996 .........   $1      $  129     $ 2,245    $ 4,821,506    $  14,648
                                         ==      ======     =======    ===========    =========
                                        Accumulated    Treasury
                                          Deficit        Stock         Total
                                        -----------    ---------    -----------
Balance at December 31, 1995 .........  $  (555,221)   $(126,875)   $   830,332
Issuance of common stock .............           --           --      1,280,470
Issuance of common stock and
  stock options for acquisitions .....           --           --      2,114,090
Stock dividend on Series A
  Preferred Stock ....................      (28,289)          --             --
Dividend on Series B Preferred
  Stock ..............................         (187)          --           (187)
Conversion of Series B Preferred
  Stock to common ....................           --           --             (5)
Redemption of Shareworks Plus
  awards (Note 11) ...................           --           --       (120,867)
Stock options exercised ..............           --           --         34,011
Amortization of deferred charge ......           --           --          1,017
Foreign currency adjustment ..........           --           --         13,945
Change in unrealized investment
  gain (loss) ........................           --           --            385
Retirement of treasury stock .........      (78,793)     126,875             --
Stock compensation plan
  additions ..........................           --           --         22,779
Two-for-one stock split ..............           --           --             --
Other ................................           --           --             69
Net loss .............................   (1,838,030)          --     (1,838,030)
                                        -----------    ---------    -----------
Balance at December 31, 1996 .........  $(2,500,520)   $      --    $ 2,338,009
                                        ===========    =========    ===========


The accompanying notes are an integral part of the Consolidated Financial Statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                     1996         1995         1994
                                                                 -----------    ---------    ---------
Cash flows from operating activities:
   Net loss ..................................................   $(1,838,030)   $(267,898)   $(151,201)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization .........................       286,131      142,496       73,869
       Non cash interest expense .............................       100,021       35,503       40,212
       Non cash compensation expense .........................        16,742        1,352           --
       Non cash charge for in-process research
         and development .....................................     1,400,000           --           --
       Deferred income taxes .................................            --           --       (2,163)
       Loss on sales of securities ...........................            --        1,271          822
       Changes in assets and liabilities, net of acquisitions:
           Accounts receivable and other
              assets .........................................      (287,898)     (94,890)     (43,807)
           Other liabilities .................................       173,913       61,458       71,846
                                                                 -----------    ---------    ---------
              Net cash used in operating activities ..........      (149,121)    (120,708)     (10,422)
                                                                 -----------    ---------    ---------
Cash flows from investing activities:
   Purchases of network and equipment ........................      (887,951)    (506,866)    (363,376)
   Proceeds from sale-leaseback of equipment .................            --       40,111           --
   Acquisition of businesses, excluding cash
     acquired ................................................        (6,263)     (15,289)    (207,531)
   Acquisition of minority interest in
     subsidiaries ............................................            --       (1,572)      (5,804)
   Maturities of marketable securities .......................       648,723      220,497      281,071
   Proceeds from sales of marketable securities ..............            --      348,771      446,429
   Purchases of marketable securities ........................    (1,316,690)    (295,873)    (621,569)
   Additions to deferred costs and other .....................       (25,383)     (25,432)     (16,215)
                                                                 -----------    ---------    ---------
              Net cash used in investing activities ..........    (1,587,564)    (235,653)    (486,995)
                                                                 -----------    ---------    ---------
Cash flows from financing activities:
   Proceeds from issuance of Series A Preferred
     Stock ...................................................            --      306,455           --
   Proceeds from issuance of long-term debt
     and notes payable .......................................       699,268       75,475      483,500
   Payments on long-term debt and notes payable ..............       (98,815)      (4,974)        (647)
   Payment of debt financing costs ...........................       (19,920)          --           --
   Issuances of common stock .................................     1,280,470        1,000           --
   Proceeds from exercise of stock options ...................        34,011        5,848        5,616
   Dividend on Series B Preferred Stock and other ............          (187)       2,221           --
                                                                 -----------    ---------    ---------
              Net cash provided by financing
                activities ...................................     1,894,827      386,025      488,469
                                                                 -----------    ---------    ---------
Net increase (decrease) in cash and cash
  equivalents ................................................       158,142       29,664       (8,948)
Cash and cash equivalents, beginning of year .................        51,182       21,518       30,466
                                                                 -----------    ---------    ---------
Cash and cash equivalents, end of year .......................   $   209,324    $  51,182    $  21,518
                                                                 ===========    =========    =========

----------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

SUPPLEMENTAL CASH FLOW DISCLOSURES:
                                                                          1996     1995   1994
                                                                        ------   ------   ----
     Cash paid during the year for interest .........................   $9,413   $2,744   $607
     Cash paid during the year for income taxes .....................   $  692   $  618   $492

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING AND INVESTING ACTIVITIES:

         In the third quarter of 1996, the Company purchased the stock and stock options of UUNET Technologies, Inc., for stock and stock options of the Company. In connection with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired ...............   $   164,005
Fair value of intangible assets acquired .............       676,388
Fair value of in-process research and development ....     1,400,000
Stock and stock options issued .......................    (2,114,090)
                                                         -----------
Liabilities assumed ..................................   $   126,303
                                                         ===========

         In 1995, the Company purchased the stock of companies that provide telecommunications services in Richmond, Virginia, Denver, Colorado, and White Plains, New York for $12,655 in cash and the issuance of stock. In connection with the acquisitions, liabilities were assumed as follows:

Fair value of tangible assets acquired ......   $ 11,328
Fair value of intangible assets acquired ....     13,226
Cash paid for stock .........................    (12,655)
Stock issued ................................     (5,912)
                                                --------
Liabilities assumed .........................   $  5,987
                                                ========

         The Company issued dividends of common stock valued at $28,289 and $14,773 on its Series A Preferred Stock in 1996 and 1995, respectively. The Company also issued 15,000,000 shares of Series B Preferred Stock in exchange for 5,800,000 shares of the Company's common stock during 1995. The Company recognized undeclared dividends of approximately $950 and $291 on its Series B Preferred Stock in 1996 and 1995, respectively.

         The Company capitalized non cash interest expense of $13,815 in 1996, $18,796 in 1995 and $5,450 in 1994 on network construction projects.

         The Company incurred capital lease obligations of $34,593 in 1995 by entering into sale-leaseback transactions for certain telecommunications equipment which had previously been acquired.

         In 1994, the Company recorded $24,514 of goodwill and additional paid-in capital related to the settlement of deferred purchase price adjustments from acquisitions of stock of Chicago Fiber Optic Corporation in 1990 and 1991. The liability for adjustments had been assumed by the Company's former majority owner in 1993 (see Note 8).

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING AND INVESTING ACTIVITIES:
(CONTINUED)

         In 1994, the Company purchased the common stock and all stock options of Centex Telemanagement, Inc. for $202,083. In connection with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired ......   $  79,483
Fair value of intangible assets acquired ....     193,719
Cash paid for stock .........................    (202,083)
                                                ---------
Liabilities assumed .........................   $  71,119
                                                =========

         In 1994, the Company purchased the common stock of Cylix Communications Corporation for $2,250 in cash and the issuance of stock. In connection with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired ........   $ 9,417
Fair value of intangible assets acquired ......     4,843
Cash paid for stock ...........................    (2,250)
Stock issued ..................................    (5,990)
                                                  -------
Liabilities assumed ...........................   $ 6,020
                                                  =======

         In 1994, the Company purchased the common stock of RealCom Office Communications, Inc. for $7,250 in cash and the issuance of stock. In connection with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired ......   $ 33,629
Fair value of intangible assets acquired ....     56,075
Cash paid for stock .........................     (7,250)
Stock issued ................................    (53,052)
                                                --------
Liabilities assumed .........................   $ 29,402
                                                ========

         The Company issued common stock with a value of $11,954 for other acquisitions during 1994. In connection with these acquisitions, the Company assumed liabilities of approximately $6,000, acquired networks and equipment of approximately $5,000 and recorded goodwill and other intangibles.

         The Company issued common stock with a value of $11,012 to acquire the minority interest of two of its subsidiaries during 1994.

---------------
The accompanying notes are an integral part of the Consolidated Financial Statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION:

         The consolidated financial statements include the accounts of MFS Communications Company, Inc. ("MFS"), and its majority-owned subsidiaries (the "Company"). MFS was incorporated on July 17, 1987 in Delaware and, prior to its initial public offering in May 1993, was a wholly-owned subsidiary of Kiewit Diversified Group Inc. ("KDG"), which is a wholly-owned subsidiary of Peter Kiewit Sons', Inc. ("PKS"). In 1995, pursuant to a planned restructuring, all of PKS' remaining interest in the Company's capital stock was distributed to certain PKS stockholders.

         Effective at 11:58 p.m. on December 31, 1996 ("Inception"), WorldCom, Inc. ("WorldCom") acquired the Company pursuant to the merger (the "Merger") of HIJ Corp., a wholly-owned subsidiary of WorldCom, with and into MFS. Upon consummation of the Merger, the Company became a wholly-owned subsidiary of WorldCom. Pursuant to the merger agreement, each share of the Company's common stock was converted into the right to receive 2.1 shares of common stock of WorldCom, and each share of the Company's Series A and Series B Preferred Stock was converted into the right to receive one share of WorldCom Series A and Series B Preferred Stock, respectively. The capital structure of the Company as of December 31, 1996, consists of one share of common stock which is owned by WorldCom and constitutes all of the issued and outstanding capital stock.

         The acquisition of the Company has been accounted for by WorldCom using the purchase method. Thus, the results of operations reflect the activity of the Company up to the Merger. The impact of pushdown accounting reflecting the purchase by WorldCom has been set forth in a separate report for ease of understanding.

         The Company operates through its subsidiaries in two business segments, communications services and network systems integration services. The communications segment is comprised of the MFS Telecom Companies, which provide telecommunications services to large business and government customers, the MFS Intelenet Companies, which provide telecommunications services to small and medium sized business customers, MFS International, which provides telecommunications services to business and government customers internationally and MFS Global Network Services, which manages the Company's international network platform. With the acquisition of UUNET Technologies, Inc. ("UUNET") on August 12, 1996, the Company also provides Internet-related communications services to customers. The network systems integration segment provides services primarily through MFS Network Technologies.

         Where appropriate, items within the consolidated financial statements and notes thereto have been reclassified from previous years to conform to current year presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)   Principles of Consolidation:

         The consolidated financial statements of the Company include the accounts of all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

(b)   Recognition of Revenue:

         The Company recognizes revenue on communications services in the month the related service is provided. Network systems integration revenue is recognized on the percentage-of-completion method of accounting. Under the percentage-of-completion method, an estimated percentage for each contract, as determined by the Company's engineering estimate based on the amount of work performed, is applied to total estimated profit. Provisions for losses are recognized on uncompleted contracts when they become known. Claims for additional revenue are recognized in the period when settled. Revisions in cost and profit estimates, which are always reasonably possible to occur in the near term under the percentage-of-completion method, are reflected in the accounting period in which the facts which require the revision become known.

(c)   Cost of Sales:

         Cost of sales includes direct third-party costs of providing communications services, primarily payments to other telecommunications companies for access and transport charges, and the costs of providing network systems integration services under the percentage-of-completion method of accounting.

(d)   Classification of Current Assets and Liabilities:

         In accordance with industry practice, amounts realizable and payable under network systems integration contracts which may extend beyond one year are includable in current assets and liabilities. A one-year time period is used as the basis for classification of all other current assets and liabilities.

(e)   Networks and Equipment:

         The networks and equipment are stated at cost. Various costs are capitalized during the installation and expansion of the networks. Provisions for depreciation are computed using straight-line methods over estimated useful lives beginning in the year an asset is put into service.

         Electronic and related equipment, leasehold improvements, furniture and office equipment and land and buildings are stated at cost. Leasehold improvements primarily consist of extensions off the network to customer locations. Depreciation is computed using primarily straight-line methods over the estimated useful lives of the assets or, for capital leases, the term of the related leases.

         Costs of purchased software and certain costs to modify and improve certain of the Company's computer software are recorded at cost and are being amortized using the straight-line method over their estimated useful lives.

(f)   Intangible Assets:

         Goodwill is being amortized over periods ranging from five to 40 years from the dates of acquisition. The Company reviews the carrying amount of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the goodwill to the net carrying value of the goodwill.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

(f)   Intangible Assets:--(continued)

         Costs incurred in developing new networks or expanding existing networks, including network design, negotiation of rights-of-way and obtaining legal/regulatory authorizations are deferred and amortized over five years.

         Costs incurred to obtain access to buildings are deferred by the Company and amortized over 15 years. Costs incurred to obtain city franchises are deferred by the Company and amortized over the initial term of the franchise.

         Pre-operating costs represent substantially all nondevelopment costs incurred during the pre-operating phase of a newly-constructed network and are amortized over five-year periods commencing with the start of operations.

         Costs incurred to implement the Company's program to take advantage of the opportunities presented by the passage of the Telecommunications Act of 1996 have been deferred and amortized over five years. Costs incurred to provision service to new customers and new services to current customers has been deferred and amortized over five years.

         The costs of rights-of-way and customer lists obtained in business acquisitions are being amortized over estimated useful lives of 20 to 25 years and three years, respectively.

         In 1996, the Company recorded a $1.4 billion charge for in-process research and development related to the acquisition of UUNET. The charge is based upon a valuation analysis of the technologies of the Internet network expansion system of UUNET and certain other identified research and development projects purchased in the acquisition. At the date of the acquisition of UUNET, the technological feasibility of the acquired technology had not yet been established and the technology has no future alternative uses.

(g)   Income Taxes:

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse.

(h)   Minority Interest:

         The Company has recorded the entire loss of other than wholly-owned subsidiaries where the loss applicable to the minority interest exceeds the minority interest in such subsidiaries' equity.

(i)   Translation of Foreign Financial Statements:

         Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated using the average rates of exchange for the period. Gains or losses resulting from foreign currency translation are recorded as adjustments to stockholders' equity.

(j)   Cash Equivalents:

         Cash equivalents generally consist of highly liquid debt instruments purchased with a maturity of three months or less.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

(k)   Marketable Securities:

         Marketable securities are being carried at fair value.

(l)   Financial Instruments:

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of marketable securities and accounts receivable. Concentrations of credit risk of marketable securities are limited due to investments in short-term, investment grade securities. Concentrations of credit risk with respect to accounts receivable are limited due to the dispersion of the Company's customer base among different industries and geographic areas and remedies provided by terms of contracts and statutes.

(m)   Loss Per Share:

         The weighted average number of shares outstanding for the years ended December 31, 1996, 1995 and 1994 were 166,432,000, 127,786,000 and
124,874,000, respectively.

(n)   Estimates in Consolidated Financial Statements:

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(o)   Stock-Based Compensation:

         In the first quarter of 1996, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 encourages entities to adopt the fair value method of accounting for their stock-based compensation plans. Under the fair value based method, compensation cost for stock-based compensation plans is measured at the grant date based on the fair value of the award and is recognized over the service period, which for the Company is the vesting period.

3.   FINANCIAL INSTRUMENTS:

         The following methods and assumptions were used to determine the classification and fair value of each class of financial instruments for which it is practicable to estimate that value:

(a)   Cash and Cash Equivalents:

         Cash equivalents generally consist of highly liquid debt instruments purchased with a maturity of three months or less and are carried at fair value which approximates cost due to the short maturities.

(b)   Marketable Securities:

         The Company has classified all marketable securities other than cash equivalents as available-for-sale. The amortized costs of the securities used in computing unrealized and realized gains and losses are determined by specific identification. Fair values are estimated based on quoted market prices. Net unrealized gains and losses are reported as a separate component of stockholders' equity. The Company has not invested in derivative financial instruments.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.   FINANCIAL INSTRUMENTS:--(CONTINUED)

(b)   Marketable Securities:--(continued)

         Marketable securities at December 31, 1995 were as follows:

                                              Unrealized       Unrealized    Estimated
                                   Amortized    Holding          Holding       Fair
                                     Cost        Gain             Loss        Value
                                     ----        ----             ----      --------
U.S. Treasury and other U.S. ....
   government corporations and
   agencies debt securities .....   $48,652      $204              $-       $48,856
Corporate debt securities .......    36,859         6               6        36,859
                                    -------      ----              --       -------
Total marketable securities .....   $85,511      $210              $6       $85,715
                                    =======      ====              ==       =======

         Sales activity in available-for-sale securities is summarized as follows:

                                            1996     1995        1994
                                            ----     ----        ----
Proceeds from sale of available-for-sale
   securities ..........................   $  --   $348,771   $446,429
Gross realized gains ...................      --         --        137
Gross realized losses ..................      --      1,271        959

(c)   Long-Term Debt:

         The fair value of the Company's long-term debt is estimated based on the quoted market price for the same or similar issues or on borrowing rates currently available to the Company for debt with similar terms and maturities. The fair market value of the Company's long-term debt was $732,003 at December 31, 1995.

4.   NETWORKS AND EQUIPMENT:

         Networks and equipment at December 31, 1995 consisted of the following:

Telecommunications networks ............$  287,719
Electronic and related equipment .......   628,609
Leasehold improvements .................   106,012
Furniture, office equipment and other ..    36,225
Land and buildings .....................    11,656
Computer software ......................    37,516
Capitalized lease assets, primarily
  electronic equipment .................    34,593
Networks-in-progress ...................   173,622
                                        ----------
                                        $1,315,952
                                        ==========

         Amortization expense on capitalized lease assets was $4,884 and $254 for the years ended December 31, 1996 and 1995, respectively.
 Accumulated amortization was $254 at December 31, 1995.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.   OTHER ASSETS:

   Other assets at December 31, 1995 consisted of the following:

Goodwill .......................................................   $ 297,970
Customer list ..................................................      67,200
Deferred development, preoperating and other costs .............      56,635
Deferred financing costs .......................................      23,699
Rights-of-way ..................................................      15,069
Other noncurrent assets ........................................         989
                                                                   ---------
                                                                     461,562
Less accumulated amortization ..................................     (70,876)
                                                                   ---------
                                                                   $ 390,686
                                                                   =========

         Amortization of intangible assets and deferred costs was $102,657 in 1996, $41,946 in 1995 and $25,419 in 1994.

6.   NOTES PAYABLE AND LONG-TERM DEBT:

         Notes payable and long-term debt at December 31, 1995 consisted of the following:

9 3/8% Senior Discount Notes, due January 15, 2004 ....   $ 596,648
Credit Facilities, including interest at a variable
 rate .................................................      65,000
Vendor Credit Facilities, including interest at a
 variable rate ........................................       4,400
Notes Payable to bank, including interest at prime plus
 1.85% maturing in 1999, collateralized by certain
 equipment of a subsidiary ............................      20,000
Note Payable to credit corporation, with quarterly
 payments including interest at LIBOR plus 2.5% through
 March 31, 2000 .......................................       3,967
Equipment Finance Agreement with monthly payments
 including interest at 9.27% through March 31, 1999,
 collateralized by certain subsidiary assets ..........       3,988
Other .................................................          51
                                                           --------
                                                            694,054
Less:  Current portion ................................      (1,995)
                                                           --------
                                                           $692,059
                                                           ========

(a)   The Senior Discount Notes:

         The Company issued the Senior Discount Notes (the "1994 Senior Discount Notes") on January 19, 1994 and recorded the net proceeds, exclusive of transaction costs, of approximately $500,000 as long-term debt. The Company is accruing to the principal amount of the 1994 Senior Discount Notes of $788,320 through January 1999. Cash interest will not accrue on the 1994 Senior Discount Notes prior to January 15, 1999, however, the Company may elect to commence the accrual of cash interest at any time prior to that date. Commencing July 15, 1999 cash interest will be payable semi-annually.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.   NOTES PAYABLE AND LONG-TERM DEBT:--(CONTINUED)

(a)   The Senior Discount Notes:--(continued)

         On or after January 15, 1999, the 1994 Senior Discount Notes will be redeemable at the option of the Company, in whole or in part from time to time, at the following prices (expressed in percentages of the principal amount at the stated maturity), if redeemed during the twelve months beginning January 15 of the years indicated below, in each case together with interest accrued to the redemption date.

Year                       Percentage
----                       ----------
1999 ...................      103.52%
2000 ...................      102.34%
2001 ...................      101.17%
2002 and thereafter ....      100.00%

         In addition, under certain conditions related to a change in control of the Company, the Company may be required to repurchase all or any part of the 1994 Senior Discount Notes as stipulated in the note agreement. The 1994 Senior Discount Notes are senior unsecured obligations of the Company and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade accounts payable. The 1994 Senior Discount Notes contain certain covenants which, among other things, restrict the Company's ability to incur additional debt, create liens, enter into sale and leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates, and sell assets or merge with another company.

(b)   The Credit Facilities:

         In April 1995, the Company reached agreement with a syndicate of commercial banks for an aggregate of $250,000 of revolving credit facilities (the "Credit Facilities"). The Credit Facilities were canceled during 1996.

(c)   The Vendor Credit Facilities:

         In July 1995, the Company established two credit facilities to borrow up to an aggregate of $120 million for purchases of switching equipment through mid-1997 (the "Vendor Credit Facilities"). The facilities are collateralized by the purchased equipment and partially guaranteed by the Swedish Export Credits Guarantee Board and the equipment manufacturer. Borrowings under the Vendor Credit Facilities will be repaid under various schedules, through 2002. The Company may repay any amounts borrowed under the facilities without premium or penalty at any time.

         The Vendor Credit Facilities provide for interest at a variable rate and a commitment fee on any unused balances. The Vendor Credit Facilities contain certain financial covenants and other restrictions similar to the 1994 Senior Discount Notes.

(d)   The Notes Payable:

         In April 1995, the Company extended the maturity dates on the Notes Payable to bank from 1995 to 1999. During 1996 this Note Payable was paid off. In connection with an acquisition in 1995, the Company assumed the Note Payable to credit corporation.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.   LEASES:

         Capitalized leases consist primarily of leases of electronic telecommunications equipment. The Company is also leasing premises under various operating leases which, in addition to rental payments, require payments for insurance, maintenance, property taxes and other executory costs related to the leases. Certain leases provide for adjustments in lease cost based upon adjustments in the consumer price index and increases in the landlord's management costs.

         Rent expense under lease agreements was $44,242 in 1996, $27,150 in 1995 and $17,789 in 1994.

8.   COMMITMENTS AND CONTINGENCIES:

         Under the terms of stockholder agreements, from time to time, minority stockholders in certain subsidiaries have the option to put shares to the Company at a purchase price equal to an appraised value of such shares.

         The Company has issued standby letters of credit to various city governmental agencies and building lessors, amounting to approximately $5,453 at December 31, 1996. It is management's belief that the underlying obligations will be met in the normal course of business without material adverse effect on the Company's financial position.

         The Company is also obligated under rights-of-way and franchise agreements with various entities for the use of their rights-of-way for the installation of its telecommunications systems.

         Pursuant to an agreement with a joint venture, the Company is obligated to invest up to $75,000 over the next two years in the form of capital contributions and to pay $60,000 over the next four years to purchase an indefeasible right of use for certain undersea capacity between the United States and Europe that is being constructed by the joint venture. The Company is also a party to the joint venture.

         In 1994, several former stockholders of MFS Telecom, a subsidiary of the Company, filed a lawsuit against the Company, the Company's former majority stockholder, KDG, and the Company's chief executive officer regarding the sale of their shares of MFS Telecom to the Company in September 1992. The plaintiffs alleged that certain information was concealed from them, which caused them to sell their shares at an inadequate price. KDG agreed to indemnify the Company against any claims asserted by the former stockholders. In July 1996 this lawsuit was settled with no cost to the Company.

         The Company is also involved in various other claims and regulatory proceedings incidental to its business. Management believes that any resulting liability beyond that provided should not materially affect the Company's financial position, results of operations or cash flows.

9.   INCOME TAXES:

         Loss before income taxes is comprised of a loss of approximately $1,812,000, $251,000 and $139,000 from domestic operations and approximately $26,000, $16,000 and $14,000 from foreign operations in 1996, 1995 and 1994, respectively.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9.   INCOME TAXES:--(CONTINUED)
         Income tax benefit (expense) consists of the following:

                           1996       1995      1994
                          -----    -------    -------
Current
   U.S. Federal .......   $  --    $    --    $    --
   State and other ....    (500)      (600)       (60)
                          -----    -------    -------
                           (500)      (600)       (60)
                          -----    -------    -------
Deferred
   U.S. Federal .......      --         --      2,163
   State ..............      --         --         --
                          -----    -------    -------
                             --         --      2,163
                          -----    -------    -------
                          $(500)   $  (600)   $ 2,103
                          =====    =======    =======

         The actual income tax benefit (expense) differs from the "expected" income tax benefit (computed by applying the U.S. federal corporate tax rate of 35% in 1996, 1995 and 1994 to loss before income taxes) as follows:

                                              1996        1995        1994
                                           ---------    --------    --------
Federal income tax benefit at
 statutory rate ........................   $ 643,135    $ 93,554    $ 53,656
Non-deductible write off of research and
 development ...........................    (490,000)         --          --
Unutilized tax benefit due to net
 operating loss ........................    (135,220)    (91,157)    (49,680)
Goodwill amortization ..................     (17,412)     (2,713)     (1,676)
State income taxes and other ...........      (1,003)       (284)       (197)
                                           ---------    --------    --------
                                           $    (500)   $   (600)   $  2,103
                                           =========    ========    ========

         A valuation reserve has been recognized to offset deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards.

         The components of deferred taxes as of December 31, 1995 were as follows:

Deferred tax assets:
  Net operating losses .......................   $ 155,338
  Other ......................................      14,523
                                                 ---------
    Total deferred tax assets ................     169,861
                                                 ---------
Deferred tax liabilities:
  Deferred charges ...........................       8,552
  Accumulated depreciation ...................      13,880
  Acquisition intangibles, other than goodwill      11,621
                                                 ---------
    Total deferred tax liabilities ...........      34,053
                                                 ---------
Net deferred tax assets ......................     135,808
Less:  Valuation allowance ...................    (135,808)
                                                 ---------
Net deferred tax liabilities .................   $      --
                                                 =========

10.  STOCKHOLDERS' EQUITY:

         As discussed in Note 1 the Company's capital structure changed as of the Merger to include only one share of common stock owned by WorldCom. Each previously outstanding share of the Company's common stock was converted into the right to receive 2.1 shares of common stock of WorldCom, and each share of the Company's Series A and Series B Preferred Stock was converted into the right to receive one share of WorldCom Series A and Series B Preferred Stock, respectively. Following is a discussion of stockholders' equity prior to the Merger.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.  STOCKHOLDERS' EQUITY:--(CONTINUED)

(a)   Treasury Stock and Stock Split:

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

         On April 1, 1996, the Board of Directors declared a two-for-one common stock split. The stock split was effected in the form of a stock dividend that was payable to stockholders of record on April 16, 1996. The conversion features of the Company's Series A and Series B preferred stock were adjusted pursuant to their terms to maintain the proportionate rights of those preferred stocks. In this report, all per share amounts and numbers of shares have been restated to reflect the stock split. In addition, an amount equal to the $.01 par value of the shares outstanding at April 16, 1996 has been transferred from additional paid-in capital to common stock.

(b)   Series A Preferred Stock:

         In May 1995, the Company issued 9,500,000 Depositary Shares (the "Depositary Shares"), each representing a one one-hundredth interest in a share of Series A 8% cumulative convertible preferred stock (the "Series A Preferred Stock"), in a public offering. The proceeds of the offering, net of expenses, was $306,455. The Depositary Shares were mandatorily convertible into an aggregate of 19,000,000 shares of common stock. The Depositary Shares were also redeemable at the option of the Company into shares of common stock on or after May 31, 1998 at a ratio that would have varied depending upon certain factors, including the market price of the common stock at the time of redemption and the status of dividend payments. The Depositary Shares were also convertible at the option of the holder at any time at a rate of 163.94 shares of common stock for each share of Series A Preferred Stock (equivalent to a conversion price of $20.43 per share of common stock), subject to certain adjustments.

         The Depositary Shares were entitled to receive dividends, when, as, and if they are declared by the Board of Directors, accruing at the rate of $2.68 per share per annum, payable quarterly in arrears on each February 28, May 31, August 31 and November 30. Dividends were payable in cash or in shares of common stock, at the election of the Company. Certain of the Company's debt agreements restrict the Company's ability to pay cash dividends, and as a result, the Company paid all dividends in common stock.

         The Depositary Shares were entitled to vote on the basis of .1000 of a vote for each Depositary Share held (equivalent to 10 votes for each share of Series A Preferred Stock). The Series A Preferred Stock had a liquidation preference equal to the greater of (i) the sum of (a) $3,350 per share and (b) all accrued and unpaid dividends thereon to the date of liquidation and (ii) the value of the shares of the Company's common stock into which such Series A Preferred Stock were convertible on the date of liquidation.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.  STOCKHOLDERS' EQUITY:--(CONTINUED)

(c)   Series B Preferred Stock:

         Pursuant to a planned restructuring of PKS' ownership in the Company's capital stock, on September 30, 1995, the Company issued 15,000,000 shares of Series B, 7 3/4% cumulative convertible preferred stock (the "Series B Preferred Stock") to a wholly-owned subsidiary of PKS in exchange for 5,800,000 shares of the Company's common stock, which were retired. Also pursuant to that restructuring, PKS purchased $1,000 of the Company's common stock and then distributed all of its shares of the Company's common stock and the shares of Series B Preferred Stock to certain of its stockholders. The Series B Preferred Stock received by PKS' stockholders were subject to certain restrictions regarding sale or transfer through September 30, 2001. The common stock received and the Series B Preferred Stock issued in the exchange have been accounted for based upon the market value of the common stock on September
30, 1995.

         The Series B Preferred Stock was convertible into shares of common stock at any time after the first anniversary of the date of issuance at a conversion price of $21.563 (an effective conversion rate of 0.0463768 shares of common stock for each share of Series B Preferred Stock). Dividends on the Series B Preferred Stock accrue at the rate of 7 3/4% per annum and were payable in cash. Shares of Series B Preferred Stock were also redeemable at the option of the Company at any time after September 30, 2001 at a redemption price of $1.00 per share, plus accrued and unpaid dividends.

         Each share of Series B Preferred Stock had the right to ten votes on all matters presented to the Company's stockholders, however the shares were subject to an irrevocable proxy that had been granted to the Secretary and Assistant Secretary of the Company on all matters other than the election of directors and matters as to which holders of the Series B Preferred Stock voted as a separate class. The proxy required the Secretary and Assistant Secretary of the Company to vote all of the shares of Series B Preferred Stock in proportion to the vote of the holders of the Company's common stock. The Series B Preferred Stock had a liquidation preference over Junior Stock, as defined, of $1.00 per share, plus an amount equal to unpaid dividends thereon, including accrued dividends, whether or not declared.

(d)   Common Stock Warrants:

         The Company entered into an agreement on June 8, 1993 to issue 1,500,000 common stock warrants to an investment bank in consideration for the provision of financial advisory services to the Company over a three-year period. The warrants vested quarterly through June 7, 1996, and were exercisable at $13.125 per share during the five-year period following the date each portion vested and became exercisable. The fair value of the warrants as of June 8, 1993 has been accounted for within stockholders' equity as additional paid-in capital, with an offsetting deferred charge to equity and was amortized over the three-year vesting period.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.  EMPLOYEE BENEFIT PLANS:

         The Company had several stock-based and other compensation programs in effect during 1996. The Company recognized compensation expense of $16,742 related to these programs in 1996. The programs are described as follows:

(a)   401(k) Plan:

         The Company administers a 401(k) Plan whereby eligible employees may voluntarily contribute a percentage of compensation. The Company has not contributed to the plan. Full-time employees who have attained 21 years of age are eligible to participate.

(b)   Stock Option Plans:

         The Company's 1992 and 1993 Stock Plans, which were assumed by WorldCom in the Merger, authorized among other things, the grant of options at not less than 100% of the fair market value at the date of the option grant. The Company registered 32,000,000 shares for the grant of options or other awards under the two plans. The Compensation Committee of the Board of Directors administered the stock plans. Options vest over a five-year period and were generally exercisable up to five years after the grant was completely vested.

         The Company utilized the fair value based accounting provisions of SFAS 123 for 1996. For the Company's 1992 and 1993 Stock Plans, the fair value was determined using option-pricing models that take into account the stock price at the grant date, the exercise price, a five year expected life for the options, an estimated volatility of 30% for the Company's stock price, no expected dividends, and a risk-free interest rate of 6.21% over the expected life of the options. The fair value of the options granted was estimated to be $9.97 per option. Because the options granted in 1996 were predominantly issued near the end of the year, the expense recognized was immaterial. Due to the Merger, it is anticipated that the Company will conform with the accounting principles of its parent, which utilizes the accounting provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," for all future periods. Under APB 25 it is anticipated that no compensation expense will be recorded in the future related to these plans.

         A summary of the changes in the Company's 1992 and 1993 Stock Plans for the years ended December 31, 1996, 1995 and 1994, is presented below:

                                               1996                         1995                     1994
                                                      Weighted                Weighted                    Weighted
                                                       Average                Average                     Average
                                                       Exercise               Exercise                    Exercise
                                          Shares        Price       Shares     Price        Shares         Price
                                          ------        -----       ------     -----        ------         -----
Outstanding at beginning of year        20,942,268      13.99    16,718,584   $ 10.44     13,013,096    $  7.86
Granted                                  2,777,161      54.01     5,783,996     23.68      5,165,396      16.10
Assumed in acquisition                   6,310,120      19.34        --          --            --           --
Exercised                               (3,963,644)      8.57      (817,462)     7.19       (935,452)      6.02
Canceled or forfeited                   (2,264,962)     21.06      (742,850)    14.69       (524,456)     11.05
                                        ----------               ----------               ----------
Outstanding at end of year              23,800,943      20.50    20,942,268     13.99     16,718,584      10.44
                                        ==========               ==========               ==========
Options exercisable at year end          7,630,085                6,862,462                4,946,600
Weighted average fair value of
   option granted during the year          $  9.97                  $  4.26

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.  EMPLOYEE BENEFIT PLANS:--(CONTINUED)

(b)   Stock Option Plans:--(continued)

         For the year ended December 31, 1995, the Company utilized the accounting principles of APB 25 in accounting for its plans. Accordingly, no compensation cost had been recognized for its stock option plans. Had compensation costs for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123, the Company's net loss would have been $269,806 for 1995 and its loss per common share would have been $2.23. The fair value was determined using option-pricing models that take into account the stock price at the grant date, the exercise price, a five year expected life for the options, an estimated volatility of 30% for the Company's stock price, no expected dividend and a risk free interest rate that ranged from 5.38% to 7.88%.

(c)   Shareworks:

         In 1995 the Company implemented an employee benefit plan which is comprised of a grant plan and a match plan jointly known as Shareworks. The grant plan enables the Company to grant shares of the Company's common stock to eligible employees based upon a percentage of the employee's eligible pay, up to 5%. The original grant vests after three years with any additional grants vesting immediately once the initial three year period has been met. The Company granted approximately 100,000 and 128,000 shares of stock during December of 1996 and 1995, respectively. The Company is recognizing compensation expense based on the market value of the shares granted at the grant date.

         The match plan allows eligible employees to defer between 1% and 10% of eligible pay to purchase common stock of the Company at the stock price on each pay period date. The Company matches the shares purchased by the employee on a one-for-one basis. The stock, which is credited to each employee's account to match the employee's purchase during any calendar quarter, vests three years after the end of that quarter. The amount deferred by employees for purchases of stock during 1996 and 1995 was $6,037 and $1,352, respectively. The Company is recognizing compensation expense for the match shares over the vesting period based on the market value of the shares at each pay period date.

(d)   Shareworks Plus:

         In 1996 the Company implemented a new employee stock compensation program which grants stock awards with a four-year life and immediate vesting to certain key executive employees under a program known as Shareworks Plus. Under this program, the value received by the employee upon exercise of the award is determined by the rate of increase in the Company's stock price compared to the rate of increase in the S&P 500 index, measured from the grant date. If the Company's common stock price performance is at or below the price performance of the S&P 500 index, or under certain other circumstances defined in the program, the value to be received by the employee upon exercise is $0. If the Company's common stock price performance is above the price performance of the S&P 500 index the value received by the employee upon exercise, which would normally be paid in common stock of the Company, increases.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.  EMPLOYEE BENEFIT PLANS:--(CONTINUED)

(d)  Shareworks Plus:--(continued)

         The Company utilizes the fair value based accounting provisions of SFAS 123 for 1996. For the Company's Shareworks Plus program, the fair value was determined using option-pricing models that take into account the stock price at the grant date, the exercise price, a two year expected life for the award, an estimated volatility of 30% for the Company's stock price, no expected dividends, and a risk-free interest rate of 5.27% over the expected life of the awards. The fair value of the awards granted was estimated to be $6.50 per award. Due to the Merger, in the future the Company will conform with the accounting principles of its parent which utilizes the accounting provisions of APB 25.

         Under the Company's Shareworks Plus program, the Company granted approximately 1,970,000 awards during 1996, at a weighted average exercise price of $35.32. Approximately 609,000 awards were exercised during 1996 at a weighted average exercise price of $31.92. As a result of the Merger, each holder of an unexercised award is entitled to receive the value of each award in cash in accordance with the award's original terms. Accordingly, the Company recognized a liability of $120,867 and reduced paid-in capital at the end of 1996 to reflect this obligation.

(e)   UUNET Stock Option Plans:

         The Company adopted UUNET's existing stock option plans upon acquisition, however, no further grants under these programs were made. Upon the Merger these plans were assumed by WorldCom.

12.  ACQUISITIONS:

         Effective August 12, 1996, the Company purchased the common stock, and options to purchase the common stock, of UUNET. UUNET is a provider of a comprehensive range of Internet access services, applications, and consulting services to businesses, professionals and on-line service providers. The total cost of the acquisition was approximately $2,114,090, excluding transaction costs and liabilities assumed. The Company issued approximately 58.2 million shares of common stock and approved options to purchase approximately 6.2 million shares of the Company's common stock in the acquisition.

         The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of the acquisition, and the results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The total purchase price in excess of the fair market value of the net tangible assets acquired, identifiable intangibles, and in-process research and development was recorded as goodwill. The value assigned to the in-process research and development has been charged to expense in the statement of operations. The goodwill is being amortized on a straight-line basis over a five year life.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.  ACQUISITIONS:--(CONTINUED)

         The following unaudited pro forma information shows the results of the Company as though the acquisition of UUNET occurred as of the beginning of each period indicated. These results include certain adjustments consistent with the Company's accounting policies related to amortization of intangible assets and exclude the impact of non-recurring charges related to the acquisition such as the write off of in-process research and development. These results are not necessarily indicative of the results that actually would have been obtained if the acquisition had been in effect at the beginning of each period or which may be attained in the future.

                                      Year ended
                                    December 31,
                                   1996          1995
                                   ----          ----
Revenue ....................   $ 1,238,533    $ 672,096
Net loss ...................   $  (529,588)   $(438,946)
Loss per share applicable to
  common stockholders ......   $     (2.77)   $   (2.44)

         In 1995, the Company acquired all of the issued and outstanding shares of capital stock of companies that provided telecommunications services in Richmond, Virginia, Denver, Colorado and White Plains, New York. The total cost of the acquisitions was approximately $18,567, excluding transaction costs and liabilities assumed. The cost of one of these acquisitions included the issuance of 342,720 shares of the Company's common stock valued at $5,912. The effect on the Company's operations as a result of these acquisitions was not significant.

         Effective November 14, 1994, the Company purchased all the outstanding stock of RealCom Office Communications, Inc. ("RealCom"). RealCom was a Shared Tenant Services company that provided telecommunications services, including long distance, equipment and outsourcing. The total cost of the acquisition was approximately $60,302, excluding transaction costs and liabilities assumed. Included in the cost of the acquisition were 2,720,606 shares of the Company's common stock valued at $53,052.

         Effective November 1, 1994, the Company purchased all the outstanding stock of Cylix Communications Corporation ("Cylix"). Cylix provided data communications services by providing connectivity for IBM compatible hosts to remote sites. The total cost of the acquisition was approximately $8,240, excluding transaction costs and liabilities assumed. Included in the cost of the acquisition were 355,490 shares of the Company's common stock valued at $5,990.

         Effective May 18, 1994, the Company purchased the common stock and all stock options of Centex Telemanagement, Inc. ("Centex"). Centex provided telecommunications management services for small and medium-sized businesses. The total cost of the acquisition was approximately $202,083, excluding transaction costs and liabilities assumed.

         In the first quarter of 1994, the Company acquired all of the issued and outstanding shares of a company that provided telecommunications services in Rochester, Albany and Buffalo, New York and acquired cable and various rights-of-way agreements from a company which provided the base for the Company's network in St. Louis, Missouri.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.  ACQUISITIONS:--(CONTINUED)

         These acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of the acquisition, and the results of operations have been included in the accompanying consolidated financial statements since the dates of acquisition. The total purchase price in excess of the fair market value of the net assets acquired was recorded as goodwill. The goodwill is being amortized on a straight-line basis over a 40-year life.

         The following unaudited pro forma information shows the results of the Company as though the acquisitions in 1994 occurred as of the beginning of that year. These results include certain adjustments consistent with the Company's accounting policies related to revenue recognition and amortization of intangible assets. These results are not necessarily indicative of the results that actually would have been attained if the acquisitions had been in effect at the beginning of the year or which may be attained in the future.

                                 Year Ended
                               December 31, 1994
                               -----------------
Revenue ..................         $ 421,925
Net loss .................         $(176,483)
Loss per common and common
  equivalent share .......         $   (2.76)

         In 1994, the Company recorded $24,514 of additional goodwill relating to the settlement of a deferred purchase price adjustment that arose prior to 1994. In April 1990, the Company acquired 80% of the voting stock of Chicago Fiber Optic Corporation, now doing business as Metropolitan Fiber Systems of Chicago, Inc. ("MFS Chicago"). The acquisition was accounted for as a purchase. A portion of the purchase price of the stock acquired was to be based upon the fair market value of MFS Chicago in April 1993. During 1991, the Company acquired an additional 10% of the voting stock of MFS Chicago for a deferred purchase price based upon the MFS Chicago fair market value as of April 1993. The deferred purchase price associated with these purchases of MFS Chicago stock was assumed by KDG, the Company's majority stockholder at that time, without recourse to the Company in 1993 and was settled in the first quarter of 1994. The Company recorded the settlement as goodwill and a capital contribution by KDG.

         The Company also acquired the interest of certain minority shareholders of its subsidiaries during 1995 and 1994.

13.  RELATED PARTY TRANSACTIONS:

         The Company incurred expense for services provided by a former affiliate as follows:

                                 1996   1995    1994
                                 ----   ----    ----
Administrative services ...   $   --   $600   $1,200
Office lease expense ......      152    365      364
Aircraft expense ..........    1,405    325      477
Insurance expense .........       --    125      287

         An officer of the Company is a partner in a law firm that provides legal services to the Company. The Company paid legal fees to this firm of approximately $8,320 in 1996, $6,063 in 1995 and $2,854 in 1994.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14.  SEGMENT INDUSTRY DATA:

         The Company operates in two reportable segments primarily within the United States: communications services and network systems integration services. A summary of the Company's operations by industry follows:

                                            1996           1995           1994
                                        -----------    -----------    -----------
Revenue:
      Communications services .......   $   927,007    $   498,225    $   228,707
      Network systems integration ...       310,634        221,986        155,869
      Intersegment activity .........      (122,635)      (137,017)       (97,829)
                                        -----------    -----------    -----------
          Total .....................   $ 1,115,006    $   583,194    $   286,747
                                        ===========    ===========    ===========

Operating loss:
      Communications services .......   $(1,768,156)   $  (234,055)   $  (131,216)
      Network systems integration ...        (4,561)        (5,250)        (4,913)
                                        -----------    -----------    -----------
          Total .....................    (1,772,717)      (239,305)      (136,129)
                                        -----------    -----------    -----------

Interest expense, net ...............       (62,161)       (25,418)       (16,110)
Unallocated expense .................        (2,652)        (2,575)        (1,065)
                                        -----------    -----------    -----------
Loss before income taxes ............   $(1,837,530)   $  (267,298)   $  (153,304)
                                        ===========    ===========    ===========

Identifiable assets:
      Communications services .......                  $ 1,793,958    $ 1,540,675
      Network systems integration ...                      106,088         81,053
      Intersegment activity .........                      (32,912)       (37,182)
                                                       -----------    -----------
          Total .....................                  $ 1,867,134    $ 1,584,546
                                                       ===========    ===========

Capital expenditures:
      Communications services .......   $   885,159    $   504,568    $   359,188
      Network systems integration ...         2,792          2,298          4,188
                                        -----------    -----------    -----------
          Total .....................   $   887,951    $   506,866    $   363,376
                                        ===========    ===========    ===========

Depreciation and amortization:
      Communications services .......   $   283,565    $   139,947    $    72,209
      Network systems integration ...         2,566          2,549          1,660
                                        -----------    -----------    -----------
          Total .....................   $   286,131    $   142,496    $    73,869
                                        ===========    ===========    ===========

              MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


15. QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED):

    The following table presents unaudited quarterly operating results for the first quarter of 1995 through the fourth quarter of 1996. The operating results for the third quarter of 1996 reflect the write off of $1,400,000 related to acquired research and development costs in the acquisition of UUNET. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and notes thereto. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                            1995                                           1996
                                        ------------------------------------------     -------------------------------------------
                                           1st         2nd         3rd         4th        1st      2nd          3rd         4th
                                        --------    --------    --------    --------   --------  --------   ----------    --------
Revenue:
    Communications services...........  $103,788    $117,079    $131,432    $145,926   $165,590  $188,403     $245,043    $327,971
    Network systems integration.......    14,552      22,926      22,285      25,206     20,726    41,303       62,979      62,991
                                        --------    --------    --------    --------   --------  --------   ----------    --------
        Total.........................   118,340     140,005     153,717     171,132    186,316   229,706      308,022     390,962
Loss from operations..................   (56,556)    (58,561)    (60,846)    (63,342)   (67,358)  (70,046)  (1,496,256)   (139,057)
Other expense, net....................    (7,252)     (6,167)     (6,143)     (8,431)   (18,766)  (22,550)      (8,502)    (14,995)
Loss before income taxes..............   (63,808)    (64,728)    (66,989)    (71,773)   (86,124)  (92,596)  (1,504,758)   (154,052)
Income tax expense....................      (100)       (100)       (250)       (150)      (100)     (100)        (100)       (200)
Net loss..............................   (63,908)    (64,828)    (67,239)    (71,923)   (86,224)  (92,696)  (1,504,858)   (154,252)
Loss per share applicable
   to common stockholders.............      (.50)       (.50)       (.58)       (.63)      (.75)     (.79)       (7.93)       (.73)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 31, 1996, WorldCom acquired MFS pursuant to the merger (the "Merger") of HIJ Corp., a wholly-owned subsidiary of WorldCom, with and into MFS. Upon consummation of the Merger, MFS became a wholly-owned subsidiary of WorldCom. The Merger was effected pursuant to an Amended and Restated Agreement and Plan of Merger dated as of August 25, 1996, by and among WorldCom, MFS and HIJ Corp.

         On January 20, 1997, MFS engaged Arthur Andersen LLP ("Arthur Andersen") to perform the audit of the books and accounts of MFS and its subsidiaries for fiscal year ended December 31, 1996. Prior to the Merger, Arthur Andersen was the certifying accountant of WorldCom, which, for accounting purposes, was the surviving corporation in the Merger. Coopers & Lybrand L.L.P. ("Coopers & Lybrand") was dismissed pursuant to resolutions of the Board of Directors as of January 20, 1997. Coopers & Lybrand's reports on the financial statements of MFS for the fiscal years ended December 31, 1995 and 1994, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         To the knowledge of management, during the fiscal years December 31, 1995 and 1994, and the subsequent period through the date of dismissal, there were no disagreements with Coopers & Lybrand on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure which, if such agreement was not resolved to the satisfaction of Coopers & Lybrand, would have caused it to make a reference to the subject matter of such disagreements in connection with the report on the financial statements.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page

(a)(1) The Company's Financial Statements and Selected Quarterly Financial Data are contained in Item 8.

   (2) All Financial Statement Schedules are omitted because they are not applicable, immaterial, or the required information is shown in the financial statements or notes thereto.

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

(c)        List of Exhibits:

     Exhibit No.         Description
     -----------         -----------

          2.1            Agreement and Plan of Merger, dated as of April 29,
                         1996, among the Company, MFS Global Internet Services,
                         Inc. and UUNET Technologies, Inc.1

          2.2 Amended and Restated Agreement and Plan of Merger by and among the Company, WorldCom, Inc. and HIJ Corp.
                         dated as of August 25, 1996.2

          3.1            Restated Certificate of Incorporation.3

          3.2            Amendment No. 1 to Restated Certificate of
                         Incorporation.4

          3.3            Amendment No. 2 to Restated Certificate of
                         Incorporation.5


--------------
         (1) Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated August 12, 1996.

         (2) Incorporated herein by reference to Appendix I to the Joint Proxy Statement/Prospectus dated November 14, 1996 included in WorldCom's Registration Statement on Form S-4 (File no. 333-16015) originally filed with the Securities and Exchange Commission on November 14, 1996.

         (3) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File no. 33-59358) as amended, originally filed with the Securities and Exchange Commission on March 11, 1993.

         (4) Incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1994, as   filed with the Securities and Exchange
             Commission on March 31, 1995.

         (5) Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, dated September 30, 1995.

     Exhibit No.       Description
     -----------       -----------
          3.4          By-laws.(6)

          4.1 Indenture for the Company's 9-3/8% Senior Discount Notes due 2004, between MFS and IBJ Schroeder Bank & Trust
                       Company, as the Trustee.(7)

          4.2          First  Supplemental  Indenture,  dated as of March 31,
                       1995,  amending the Indenture for the Company's  9-3/8%
                       Senior Discount Notes due 2004.(8)

          4.3          Indenture for Senior Debt Securities, dated as of
                       January 15, 1996, between MFS and IBJ Schroeder Bank and Trust Company, as Trustee.(9)

          4.4          First Supplemental Indenture,  dated as of January 15,
                       1996, between MFS and IBJ Schroeder Bank and Trust
                       Company, as Trustee,  relating to the Company's 8-7/8%
                       Senior Discount Notes due 2006.(10)

         10.1          The Company's 401(k) Plan.(11)

         11 Statement computing consolidated net loss per share applicable to common stockholders.

         27.1          Financial Data Schedule.



----------------
   (6) Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, dated September 30, 1995.

   (7) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated January 31, 1994.

   (8) Incorporated herein by reference to Exhibit No. 10.3 to the Registrant's Current Report on Form 8-K, dated April 27, 1995.

   (9) Incorporated by reference to Exhibit No. 4.1 to the Registrant's Current Report on Form 8-K, dated January 23, 1996.

  (10) Incorporated by reference to Exhibit No. 4.2 to the Registrant's Current Report on Form 8-K, dated January 23, 1996.

  (11) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File no. 33-59358) as amended, originally filed with the Securities and Exchange Commission on March 11, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MFS Communications Company, Inc.


                                        By: /s/ Scott D. Sullivan
                                            ----------------------------------
                                            Scott D. Sullivan
                                            Chief Financial Officer



March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Name                            Title                   Date
           ----                            -----                   ----

/s/ James Q. Crowe                 Chairman of the Board
------------------------------     and Chief Executive
                                   Officer                     March 31, 1997


/s/ Richard R. Jaros               Director                    March 31, 1997
------------------------------


/s/ Robert J. Ludvik               Vice President and
------------------------------     Controller (Principal
                                   Accounting Officer)         March 31, 1997


/s/ David McCourt                  Director                    March 31, 1997
------------------------------


/s/ Walter Scott, Jr.              Director                    March 31, 1997
------------------------------


/s/ John W. Sidgmore               Director                    March 31, 1997
------------------------------


/s/ Scott D. Sullivan              Chief Financial Officer
------------------------------     (Principal Financial
                                   Officer)                    March 31, 1997


/s/ Michael B. Yanney              Director                    March 31, 1997
------------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS TO BE FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Registrant has not furnished an annual report or proxy material to security holders covering the Registrant's last fiscal year.

                                EXHIBIT INDEX
                                -------------

     Exhibit No.      Description
     -----------      -----------

         11 Statement computing consolidated net loss per share applicable to common stockholders.

         27.1         Financial Data Schedule
