Form 10-Q
period 1997-03-31
MFS COMMUNICATIONS CO INC
filed 1997-05-15
CIK 898623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1997

                                       or

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period ______________ to ______________


                        Commission file number 33-72594
                               (formerly 0-21594)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X      No
                                               --------      --------

          MFS Communications Company, Inc. is a wholly-owned subsidiary of WorldCom, Inc., and there is no market for the registrant's common stock. As of May 1, 1997, there was 1 share of the registrant's sole class of common stock outstanding.

          The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES



                        Part I - Financial Information
                        ------------------------------


                                                                            Page
                                                                            ----
Item 1.     Financial Statements Re the Three Months
            Ended March 31, 1997

            Consolidated Statement of Operations...............................1
            Consolidated Balance Sheets........................................2
            Consolidated Statement of Changes in Stockholder's Equity..........3
            Consolidated Statement of Cash Flows...............................4
            Notes to Consolidated Financial Statements.........................5

            Financial Statements Re the Three Months
            Ended March 31, 1996

            Consolidated Statement of Operations...............................8
            Consolidated Statement of Changes in Stockholders' Equity..........9
            Consolidated Statement of Cash Flows..............................10
            Notes to Consolidated Financial Statements........................11

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................12


                          Part II - Other Information
                          ---------------------------


Item 6.     Exhibits and Reports on Form 8-K..................................16

Signature   ..................................................................18


                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statement of Operations
                    For the Three Months Ended March 31, 1997
                                   (unaudited)


 (dollars in thousands)

-------------------------------------------------------------------------------

Revenue                                                      $425,935

Costs and expenses:
    Cost of sales                                             203,965
    Depreciation and amortization                             150,981
    General and administrative expenses                       151,675
                                                              -------
                                                              506,621
                                                              -------

Loss from operations                                          (80,686)

Other income (expense):
    Interest income                                             8,983
    Interest expense                                          (28,327)
    Other                                                       3,126
                                                              -------
      Total other income (expense)                            (16,218)
                                                              -------

Loss before income taxes                                      (96,904)
Income tax benefit                                             14,712
                                                              -------
Net loss                                                     $(82,192)
                                                             ========

-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                  (dollars in thousands, except per share data)

                                                                       March 31,         December 31,
                                                                         1997               1996
                                                                         ----               ----
     ASSETS                                                           (unaudited)
     ------
Current assets:
   Cash and cash equivalents...................................      $    49,804       $   209,324
   Marketable securities.......................................           57,079           772,510
   Accounts receivable.........................................          379,406           317,774
   Costs and earnings in excess of billings on
    uncompleted contracts......................................           84,278            95,328
   Subordinated demand promissory note from
    Worldcom...................................................          302,946             -
   Prepaid expenses and other current assets...................          139,912            87,636
   Deferred income taxes.......................................            8,210            13,372
                                                                     -----------       -----------
     Total current assets......................................        1,021,635         1,495,944

Networks and equipment, at cost................................        2,139,998         1,892,523
   Less accumulated depreciation and amortization..............           64,345             -
                                                                     -----------       -----------
     Networks and equipment, net...............................        2,075,653         1,892,523

Goodwill, net..................................................        8,434,075         8,333,669
Other assets, net..............................................          574,090           699,714
Deferred income taxes..........................................          229,194           128,479
                                                                     -----------       -----------
     Total assets..............................................      $12,334,647       $12,550,329
                                                                     ===========       ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------

Current liabilities:
   Current portion of notes payable
    and long-term debt.........................................      $    12,707       $    12,596
   Current portion of capital lease obligations................            5,453             5,549
   Accounts payable............................................          325,832           459,958
   Accrued costs and billings in excess of
    revenue on uncompleted contracts...........................           60,669            53,880
   Accrued compensation........................................           19,631            17,491
   Other current liabilities...................................          239,139           165,491
                                                                     -----------       -----------
     Total current liabilities.................................          663,431           714,965

Notes payable and long-term debt,
 less current portion..........................................        1,412,843         1,477,670
Capital lease obligations, less current portion                           30,119            31,046
Other liabilities..............................................           25,385            25,573
Minority interest..............................................           12,750            13,489

Commitments and contingencies (Note 8)

Stockholder's equity:
   Common stock, $.01 par value.  Authorized
     and issued 1 share........................................                -                 -
   Additional paid-in capital..................................       12,440,918        12,440,918
   Deferred charge.............................................          (11,668)          (13,332)
   Foreign currency adjustment.................................          (16,939)                -
   Accumulated deficit.........................................       (2,222,192)       (2,140,000)
                                                                     -----------       -----------
     Total stockholder's equity................................       10,190,119        10,287,586
                                                                     -----------       -----------
     Total liabilities and stockholder's equity                      $12,334,647       $12,550,329
                                                                     ===========       ===========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholder's Equity
                    For the Three Months Ended March 31, 1997
                             (dollars in thousands)

                                                      Additional                    Foreign
                                           Common       Paid-in        Deferred     Currency       Accumulated
                                           Stock        Capital         Charge     Adjustment        Deficit          Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at
  January 1, 1997............             $   -       $12,440,918      $(13,332)    $   -          $(2,140,000)     $10,287,586
Amortization of
  deferred charge............                 -             -             1,664         -                -                1,664
Foreign currency
  adjustment.................                 -             -              -         (16,939)            -              (16,939)
Net loss.....................                 -             -              -            -              (82,192)         (82,192)
                                          --------    -----------      --------     --------       -----------      -----------
Balance at
  March 31, 1997.............             $   -       $12,440,918      $(11,668)    $(16,939)      $(2,222,192)     $10,190,119
                                          ========    ===========      ========     ========       ===========      ===========
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the Consolidated Financial Statements.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                    For the Three Months Ended March 31, 1997
                                   (unaudited)

(dollars in thousands)

--------------------------------------------------------------------------------

Cash flows from operating activities:
      Net loss                                                  $ (82,192)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                              150,981
       Non cash interest expense                                   25,888
       Other                                                         (941)
       Changes in assets and liabilities,
         net of effects of acquisitions:
          Accounts receivable and other current assets            (78,102)
          Other liabilities                                       (58,560)
                                                                 --------
         Net cash used in operating activities                    (42,926)
                                                                 --------

Cash flows from investing activities:
      Purchases of networks and equipment                        (264,687)
      Proceeds from maturities and sales of
       marketable securities                                      704,095
      Advances to affiliates                                     (317,120)
      Additions to deferred costs and other                        (6,004)
      Payments related to WorldCom merger                        (138,867)
                                                                 --------
         Net cash used in investing activities                    (22,583)
                                                                 --------

Cash flows from financing activities:
      Payments on long term debt                                  (94,011)
                                                                 --------
         Net cash used in financing activities                    (94,011)
                                                                 --------
Net change in cash and cash equivalents                          (159,520)
Cash and cash equivalents at beginning of period                  209,324
                                                                 --------
Cash and cash equivalents at end of period                      $  49,804
                                                                =========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




Supplemental schedule of non cash financing and investing activities.

The Company capitalized non-cash interest expense of $2,868 in the three months ended March 31, 1997, on network construction projects.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 1997
                  (dollars in thousands, except per share data)

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

      The acquisition of the Company has been accounted for by WorldCom using the purchase method. The results of applying that method have been pushed down into the Company's financial statements at the date of the Merger. Accordingly, the consolidated balance sheet as of December 31, 1996 reflects the allocation of the purchase price to the Company's assets and liabilities based upon their estimated fair values. The purchase price allocation for the Merger was based on estimates and WorldCom will make the final purchase price allocation based upon final values for certain assets and liabilities. As a result, the final purchase price allocations may differ from the presented estimate. The excess of cost over the fair value of net tangible assets, identifiable intangible assets and in-process research and development of the Company has been recorded as goodwill. The value assigned to the in-process research and development has been charged to expense in the consolidated statement of operations for the period ended December 31, 1996. The results of operations, changes in stockholder's equity and cashflow information for the three months ended March 31, 1997 reflect activity subsequent to the WorldCom acquisition.

2. Basis of Presentation:

      The consolidated balance sheet of the Company at December 31, 1996 was obtained from the Company's audited balance sheet as of that date. All other financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented. Such adjustments consist only of normal recurring items. The Company's accounting policies and certain other disclosures are set forth in the notes to the annual consolidated financial statements.

3. Acquisition of UUNET Technologies, Inc.:

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

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 1997
                  (dollars in thousands, except per share data)

3. Acquisition of UUNET Technologies, Inc.:--(continued)

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

      The following unaudited pro forma information shows the results of the Company as though the acquisition occurred as of the beginning of the period indicated. These results include certain adjustments consistent with the Company's accounting policies related to amortization of intangible assets. These results are not necessarily indicative of the results that actually would have been obtained if the acquisition had been in effect at the beginning of each period or which may be attained in the future.

                                            Three months ended
                                              March 31, 1996
                                           --------------------
      Revenue                                     $228,047
      Net loss                                    (128,970)

4. Due from Parent Company:

      On March 4, 1997, the Company entered into a Subordinate Demand Promissory Note with WorldCom. The principal sum of the note is not to exceed $500,000. Interest on the borrowing bears interest at a rate of .5% per annum plus the thirty-day LIBOR rate. The principal and accrued interest on the note is payable on demand, subject to the terms of a WorldCom Subordination Agreement. At March 31, 1997, the Subordinated Demand Promissory Note principal and interest due to the Company was $302,946. At March 31, 1997, prepaid expenses and other current assets includes $14,174 of intercompany accounts receivable from WorldCom.

5. Income Taxes:

      The income tax benefit of $14,712 for 1997 resulted from the recognition of tax benefits for the amount of net operating loss carryforwards available for tax reporting purposes.

6. Notes Payable and Long-Term Debt:

      Due to certain conditions related to the change in control of the Company that occurred as of the Merger, the Company was required to offer to repurchase all or any part of the 1994 and 1996 Senior Discount Notes as stipulated in the related indentures. The offer to repurchase the notes expired February 27, 1997, with $666 of the 1994 Senior Discount Notes and $9,670 of the 1996 Senior Discount Notes being repurchased. The 1994 and 1996 Senior Discount Notes are senior unsecured obligations of the Company and are subordinated to all current and future indebtedness of the Company's subsidiaries, including trade accounts payable. The notes contain certain covenants which, among other things, restrict the Company's ability to incur additional debt, create liens, enter into sale and leaseback transactions, pay dividends, make certain restricted payments, enter into transactions with affiliates, and sell assets or merge with another company.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 1997
                  (dollars in thousands, except per share data)

7. Employee Benefit Plans:

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

8. Commitments and Contingencies

      The Company is involved in legal and regulatory proceedings generally incidental to its business. In some instances, rulings by regulatory authorities in some states may result in increased operating costs to the Company. While the results of these various legal and regulatory matters contain an element of uncertainty, the Company believes that the probable outcome of any of the legal or regulatory matters, or all of them combined, should not have a material adverse effect on the Company's consolidated results of operations or financial position.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statement of Operations
                    For the Three Months Ended March 31, 1996
                                   (unaudited)


(dollars in thousands,
 except per share data)
--------------------------------------------------------------------------------

Revenue                                                $ 186,316

Costs and expenses:
    Cost of sales                                        105,909
    Depreciation and amortization                         44,609
    General and administrative
      expenses                                           103,156
                                                        --------
                                                         253,674
                                                        --------

Loss from operations                                     (67,358)

Other income (expense):
    Interest income                                        5,644
    Interest expense                                     (23,626)
    Other                                                   (784)
                                                        --------
      Total other income (expense)                       (18,766)
                                                        --------

Loss before income taxes                                 (86,124)
Income tax expense                                          (100)
                                                        --------
Net loss                                                 (86,224)
Dividends on preferred stock                              (7,072)
                                                        --------

Net loss applicable to common
  stockholders                                         $ (93,296)
                                                       =========

Net loss per share applicable to
  common stockholders                                  $   (0.75)
                                                       =========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Equity
                   For the Three Months Ended March 31, 1996
                                  (unaudited)


                                         Series A        Series B                    Additional                      Foreign
                                         Preferred       Preferred      Common         Paid-in         Deferred      Currency
(dollars in thousands)                     Stock           Stock         Stock         Capital          Charge      Adjustment
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                $    1          $  150        $  651       $1,512,394        $(1,017)       $  45
Stock dividend on Series A
   Preferred Stock                           -               -               1            7,071            -            -
Stock options exercised                      -               -               4            7,138            -            -
Amortization of deferred
   charge                                    -               -             -              -                583          -
Foreign currency adjustment                  -               -             -              -                -           (920)
Change in unrealized
   investment gain (loss)                    -               -             -              -                -            -
Retirement of treasury stock                 -               -             (29)         (48,053)           -            -
Stock compensation plan
   additions                                 -               -             -              4,520            -            -
Two-for-one stock split                      -               -             628             (628)           -            -
Net loss                                     -               -             -              -                -            -
                                          ------          ------        ------       ----------        -------        -----
Balance at March 31, 1996                 $    1          $  150        $1,255       $1,482,442        $  (434)       $(875)
                                          ======          ======        ======       ==========        =======        =====



                                             Unrealized
                                             Investment              Accumulated          Treasury
                                             Gain (Loss)               Deficit              Stock             Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                      $ 204                 $(555,221)          $(126,875)         $830,332
Stock dividend on Series A
   Preferred Stock                                -                      (7,072)              -                  -
Stock options exercised                           -                        -                  -                 7,142
Amortization of deferred
   charge                                         -                        -                  -                   583
Foreign currency adjustment                       -                        -                  -                  (920)
Change in unrealized
   investment gain (loss)                        (851)                     -                  -                  (851)
Retirement of treasury stock                      -                     (78,793)            126,875              -
Stock compensation plan
   additions                                      -                        -                  -                 4,520
Two-for-one stock split                           -                        -                  -                  -
Net loss                                          -                     (86,224)              -               (86,224)
                                                -----                 ---------            --------           -------
Balance at March 31, 1996                       $(647)                $(727,310)          $   -              $754,582
                                                =====                 =========           =========          ========
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

               MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                   For the Three Months Ended March 31, 1996
                                  (unaudited)

(dollars in thousands)
--------------------------------------------------------------------------------

Cash flows from operating activities:
      Net loss                                                    $ (86,224)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                44,609
        Non cash interest expense                                    21,145
        Non cash compensation expense                                 3,341
        Changes in assets and liabilities,
         net of effects of acquisitions:
          Accounts receivable and other current assets              (28,174)
          Other liabilities                                          (7,114)
                                                                  ----------
         Net cash used in operating activities                      (52,417)
                                                                  ----------

Cash flows from investing activities:
      Purchases of networks and equipment                          (148,440)
      Proceeds from maturities and sales of
       marketable securities                                        106,000
      Purchases of marketable securities                           (386,602)
      Additions to deferred costs and other                          (4,854)
                                                                  ----------
         Net cash used in investing activities                     (433,896)
                                                                  ----------

Cash flows from financing activities:
      Proceeds from issuance of
       long term debt and notes payable                             619,713
      Payments of debt financing costs                              (18,672)
      Payments on long term debt                                    (80,464)
      Proceeds from exercise of stock options                         7,142
                                                                  ----------
         Net cash provided by financing activities                  527,719
                                                                  ----------
Net change in cash and cash equivalents                              41,406
Cash and cash equivalents at beginning of period                     51,182
                                                                  ----------
Cash and cash equivalents at end of period                        $  92,588
                                                                  ==========

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




Supplemental schedule of non-cash financing and investing activities.

The Company recognized a common stock dividend valued at $7,072 on its preferred stock in the first quarter of 1996.

The Company capitalized non-cash interest expense of $3,609 in the three months ended March 31, 1996 on network construction projects.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        Three Months Ended March 31, 1996
                  (dollars in thousands, except per share data)

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

         Effective at 11:58 p.m. on December 31, 1996 ("Inception"), WorldCom, Inc. ("WorldCom") acquired the Company pursuant to the merger (the "Merger") of HIJ Corp., a wholly-owned subsidiary of WorldCom, with and into MFS. Upon consummation of the Merger, the Company became a wholly-owned subsidiary of WorldCom. Pursuant to the merger agreement, each share of the Company's common stock was converted into the right to receive 2.1 shares of common stock of WorldCom, and each share of the Company's Series A and Series B Preferred Stock was converted into the right to receive one share of WorldCom Series A and Series B Preferred Stock, respectively. Subsequent to the Merger, the capital structure of the Company consists of one share of common stock which is owned by WorldCom and constitutes all of the issued and outstanding capital stock.

         The acquisition of the Company has been accounted for by WorldCom using the purchase method. Thus, the results of operations for the three months ended March 31, 1996 reflect the activity of the Company prior to the Merger. The impact of pushdown accounting reflecting the purchase by WorldCom has been set forth in the accompanying financial statements for the three months ended
March 31, 1997.

2. Basis of Presentation:
         The Company's consolidated financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented. Such adjustments consist only of normal recurring items. The Company's accounting policies and certain other disclosures are set forth in the notes to the annual consolidated financial statements.

         Where appropriate, items within the consolidated financial statements and notes thereto have been reclassified from previous years to conform to current year presentation.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview
         The full Management's Discussion and Analysis of Financial Condition and Results of Operations is omitted under the reduced disclosure format pursuant to General Instruction H(2)(a) of Form 10-Q. The following analysis represents an abbreviated version of management's analysis of the results of operations for the three months ended March 31, 1997, which were impacted by the effects of the December 31, 1996 acquisition of the Company described below, as compared to the 1996 period.

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

Results of Operations

         The following table presents revenue and loss from operations from each of the Company's reportable business segments for the periods presented:

                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                    1997             1996
                                                    ----             ----
Revenue:
  Communications services......................   $373,838         $165,590
  Network systems integration services.........     52,097           20,726
                                                   -------         --------
     Total.....................................   $425,935         $186,316
                                                  ========         ========

Loss from operations:
  Communications services......................   $(75,683)        $(65,994)
  Network systems integration services.........     (5,003)          (1,364)
                                                   -------         --------
     Total.....................................   $(80,686)        $(67,358)
                                                  ========         ========

Three Months Ended March 31, 1997 vs. Three Months Ended March 31, 1996

Communications Services
-----------------------
         Communications services revenue increased to $373.8 million in 1997 from $165.6 million in 1996, an increase of $208.2 million or 126%. The increase resulted from the acquisition of UUNET as of August 12, 1996, which recorded $109.8 million of revenue in the first quarter of 1997, and from increased market penetration of all communications services of the Company. Revenue from international operations increased to $70.7 million in 1997 from $23.2 million in 1996, reflecting strong sales in the United Kingdom and a growing revenue base in continental Europe.

         Annualized monthly recurring revenue increased to approximately $1.5 billion at March 31, 1997 from approximately $700 million at March 31, 1996, an increase of 121%. The increase reflects the sales of additional services to current and new customers in existing and new markets and the acquisition of UUNET. Monthly recurring revenue represents monthly service charges billable to communications services customers as of the last day of the period indicated, but excludes non-recurring revenues for certain one-time services, such as installation fees or equipment charges.

         Communications services cost of sales increased to $151.9 million in 1997 from $88.1 million in 1996, an increase of $63.8 million. A significant portion of the increase related to the acquisition of UUNET, and increased market penetration of all communications services of the Company. Communications services cost of sales consists of direct third-party costs of providing communications services, primarily payments to other telecommunications companies for access and transport charges.

         Communications services depreciation and amortization expense increased to $150.4 million in 1997 from $44.0 million in 1996, an increase of $106.4 million. The increase is primarily related to amortization expense on the intangible assets recorded in the acquisition of the Company by WorldCom, and to a lesser extent amortization of intangible assets recorded in the UUNET acquisition and to the expanded fixed asset base of the Company's networks.

         Communications services selling, general and administrative expenses increased to $147.3 million in 1997 from $99.5 million in 1996, an increase of $47.8 million. The increase primarily related to UUNET expenses and from increased costs related to the Company's continued growth.

Network Systems Integration Services
------------------------------------
         Third party revenue from services offered by the Company's network systems integration segment increased to $52.1 million in 1997 from $20.7 million in 1996 or 151%. The increase is due to an increase in the number of new projects, including contracts to provide design and construction services for a wireless personal communications system and a fiber-optic network along the trans-Alaska pipeline.

         Network systems integration cost of sales increased to $52.1 million in 1997 from $17.8 million in 1996, an increase of $34.3 million. The increase is primarily due to the increased level of costs related to the projects noted above, including the continuing development and investment in ITS service projects. Network systems integration cost of sales consists of direct costs associated with the network systems integration projects.

         Network systems integration selling, general and administrative expenses increased to $4.4 million in 1997 from $3.7 million in 1996, an increase of $0.7 million. The increase reflects the increased number of new projects.

Other Income (Expense)
----------------------
         Other income (expense) decreased to $(16.2) million of other expense in 1997 from $(18.8) million of other expense in 1996. The change in other expense resulted primarily from increased interest expense in 1997, offset by increased interest income and increased other income.

Income Taxes
------------
         The income tax benefit of $14.7 million for 1997 resulted from the recognition of tax benefits for the amount of net operating loss carryforwards available for tax reporting purposes.

Backlog
-------
         The network systems integration and facilities management services segment had third party backlog of approximately $245 million at March 31, 1997. Backlog consists of firm contracts less revenue recognized to date by the Company.

Forward-looking Statements
         The matters discussed in this Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties including risk of changing market conditions, competitive and regulatory risk associated with the telecom-unications and Internet industries, the impact of competitive services and pricing, the impact of the Telecommunications Act of 1996, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future.

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         A.  Exhibits
             See Exhibit Index

         B.  Reports on Form 8-K
             (i) Current Report on Form 8-K dated December 31, 1996 (filed January 15, 1997), reporting under Item 1, Changes in Control of Registrant, Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits, incorporating pro forma financial information to Item 7(b) of WorldCom's Current Report on Form 8-K/A, dated August 25, 1996 (filed November 20, 1996)(File no. 0-11258)

             (ii) Current Report on Form 8-K dated January 20, 1997 (filed
                  January 24, 1997), reporting under Item 4, Changes in Registrant's Certifying Accountant and Item 7(e), Exhibits

                MFS COMMUNICATIONS COMPANY, INC. AND SUBSIDIARIES

                                  Exhibit Index

        Exhibit no.            Description
        -----------            -------------------------------
           3.1                 Restated Certificate of Incorporation./1/

           3.2                 Amendment No. 1 to Restated Certificate of Incorporation./2/

           3.3                 Amendment No. 2 to Restated Certficate of Incorporation./3/

           3.4                 By-laws./4/

           11                  Statement computing consolidated net loss per share applicable to common stockholders.

           27.1                Financial Data Schedule.

------------------------------------------------


           /1/Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File no. 33-59358) as amended, originally filed with the Securities and Exchange Commission on March 11, 1993.

           /2/Incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 31, 1995.

           /3/Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, dated September 30, 1995.

           /4/Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, dated September 30, 1995.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by Robert J. Ludvik, thereunto duly authorized to sign on behalf of the registrant and as the chief accounting officer thereof.


                                           MFS COMMUNICATIONS COMPANY, INC.



Dated:  May 15, 1997                  By: /s/ Robert J. Ludvik
                                          --------------------
                                              Robert J. Ludvik
                                              Chief Accounting Officer